Form 10-Q
period 1995-03-31
SOUTHERN MINERAL CORP
filed 1995-05-12
CIK 92223

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB


         [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                       OR

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission file number O-8043

                          SOUTHERN MINERAL CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

                     STATE OF NEVADA                            36-2068676
                 (State or other jurisdiction of            (I.R.S. Employer
                 incorporation or organization)            Identification No.)

            17001 NORTHCHASE DR., SUITE 690, HOUSTON, TX 77060-2138
             (Address of principal executive offices)   (Zip Code)


          Issuer telephone number, including area code 713/872-7621
  __________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]      No _____

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: As of May 10, 1995, there were 6,268,340 shares of the issuer's common stock outstanding.

Traditional Small Business Disclosure Format (check one):

                           Yes  [X]      No _____

                                     PART 1



                          SOUTHERN MINERAL CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      -------------------
                                                       1995        1994
                                                      -------     -------
                                                         (000'S OMITTED)
REVENUES
    OIL AND GAS                                       $  442       $  427
    INTEREST                                              21           12
    GAINS ON SALES OF PROPERTIES                           1           18
    OTHER                                                  8            4
                                                      ------      -------
                                                         472          461
                                                      ------      -------
EXPENSES
    PRODUCTION                                            93          151
    EXPLORATION                                          165        1,133
    DEPRECIATION AND DEPLETION                           101          185
    VALUATION REDUCTION                                    0        1,334
    GENERAL AND ADMINISTRATIVE                           214          278
                                                      ------      -------
                                                         573        3,081
                                                      ------      -------

NET LOSS BEFORE INCOME TAXES                            (101)      (2,620)
PROVISION (BENEFIT) FOR INCOME TAXES                       0         (545)
                                                      ------      -------
NET LOSS                                              $ (101)     $(2,075)
                                                      ======      =======
NET LOSS PER SHARE                                    $(0.02)     $ (0.52)
                                                      ======      =======

                          SOUTHERN MINERAL CORPORATION
                            CONDENSED BALANCE SHEET

                                                           MARCH 31,         DECEMBER 31,
                                                             1995                1994
                                                           ---------         ------------
                                                              (OOO'S OMITTED)
ASSETS
CURRENT ASSETS
    CASH                                                    $     51           $     55
    MARKETABLE SECURITIES                                      1,499              1,569
    RECEIVABLES                                                  204                277
    REFUNDABLE INCOME TAXES                                       13                 10
    OTHER                                                         47                 62
                                                            --------           --------
      TOTAL CURRENT ASSETS                                     1,814              1,973
                                                            --------           --------
PROPERTY AND EQUIPMENT, AT COST
    USING THE SUCCESSFUL EFFORTS METHOD
    FOR OIL AND GAS ACTIVITIES
    MINERAL RIGHTS                                               102                102
    OIL & GAS PRODUCING PROPERTIES                             3,551              3,544
    UNPROVEN PROPERTIES                                           26                 22
    ACQUISITION COSTS FOR PRODUCING PROPERTIES                    78                  0
    OFFICE EQUIPMENT & FURNITURE                                 158                160
    ACCUMULATED DEPRECIATION AND DEPLETION                    (2,571)            (2,481)
                                                            --------           --------
      TOTAL PROPERTY AND EQUIPMENT                            (1,344)             1,347
                                                            --------           --------
OTHER ASSETS
    OIL AND GAS PRODUCING PROPERTIES HELD FOR SALE                42                 50
                                                            --------           --------
      TOTAL ASSETS                                          $  3,200           $  3,370
                                                            --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                        $    185           $    290
    DIVIDENDS PAYABLE                                              0                  0
                                                            --------           --------
      TOTAL CURRENT LIABILITIES                                  185                290
                                                            --------           --------
DEFERRED INCOME TAXES                                              0                  0
                                                            --------           --------
STOCKHOLDERS' EQUITY
    COMMON STOCK, PAR VALUE $.Ol PER SHARE
      AUTHORIZED 10,000,000 SHARES AT
      MARCH 31,1995 AND DECEMBER 31,1994,
      ISSUED 4,161,600 SHARES AT MARCH 31,1995
      AND DECEMBER 31, 1994                                       42                 42
    ADDITIONAL PAID-IN CAPITAL                                   853                843
    RETAINED EARNINGS                                          2,167              2,268
                                                            --------           --------
                                                               3,062              3,153
    LESS COST OF 87,179 AND 137,179 SHARES OF
      COMMON STOCK IN TREASURY AT MARCH 31,1995
      AND DECEMBER 31,1994, RESPECTIVELY                         (47)               (73)
                                                            --------           --------
      TOTAL STOCKHOLDERS' EQUITY                               3,015              3,080
                                                            --------           --------
                                                              $3,200             $3,370
                                                            ========           ========

                          SOUTHERN MINERAL CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                         ---------------------------
                                                           1995              1994
                                                         ---------        ----------
                                                                (OOO'S OMITTED)
CASH FLOWS FROM OPERATING ACTIVITIES
    NET LOSS                                                 $(101)         $(2,075)
    ADJUSTMENTS TO NET LOSS                                    271            2,298
                                                             -----          -------
      NET CASH PROVIDED BY
       OPERATING ACTIVITIES                                    170              223
                                                             -----          -------
CASH FLOWS FROM INVESTING ACTIVITIES
    PROCEEDS FROM SALES OF PROPERTIES                            0               96
    (INCREASE) DECREASE IN MARKETABLE
      SECURITIES                                                70              438
    CAPITAL EXPENDITURES                                      (279)            (442)
    OTHER                                                       (2)             (26)
                                                             -----          -------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                   (211)              66
                                                             -----          -------
CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                        37                0
  DIVIDENDS PAID                                                 0             (202)
                                                             -----          -------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                      37             (202)

NET INCREASE (DECREASE) IN CASH                                 (4)              87

CASH AT BEGINNING OF PERIOD                                     55               66
                                                             -----           ------
CASH AT END OF PERIOD                                         $ 51           $  153
                                                             =====           ======


A CASH PAYMENT OF $3,000 WAS MADE FOR STATE INCOME TAXES FOR THE THREE MONTHS ENDED MARCH 31,1995. THE REGISTRANT RECEIVED $80,000 AS A FEDERAL INCOME TAX REFUND FOR THE THREE MONTHS ENDED MARCH 30,1994.


FOR THE THREE MONTHS ENDED MARCH 31, 1994, "ADJUSTMENTS TO NET LOSS" AND "CAPITAL EXPENDITURES" HAVE BEEN RESTATED FROM $2,669,000 AND ($813,000), RESPECTIVELY, TO $2,298,000 AND ($442,000), RESPECTIVELY. THE RESTATEMENT REFLECTS A RECLASSIFICATION OF $371,000 FROM CAPITAL EXPENDITURES TO ADJUSTMENTS TO NET LOSS.

                          SOUTHERN MINERAL CORPORATION

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of operation for the three months ended March 31, 1995 and 1994 and statements of cash flows for the three months then ended have been included.

                          SOUTHERN MINERAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994


The Registrant recorded a loss of $101,000, or $.02 per share, for the three months ended March 31, 1995 compared to a loss of $2,075,000, or $.52 per share, in the comparable 1994 period. The decrease in the loss from the 1994 period to the 1995 period is due mostly to a $2,508,000 decline in expenses. For the three months ended March 31, 1994, the Registrant incurred a combined charge of $2,467,000 for writedowns of the Registrant's investment in certain oil and gas producing properties and for exploration expenses. The Registrant incurred $165,000 as exploration expense and no oil and gas producing property writedowns in the comparable 1995 period.

The $2,467,000 1994 first quarter combined charge is composed of a $1,334,000 writedown for a valuation reduction for assets held for disposal and $1,133,000 for exploration expenses. The valuation reduction was made to two oil and gas producing properties which the Registrant identified for sale and was computed as a result of the Registrant's estimation of such properties' then net realizable value. During the 1994 fourth quarter, the Registrant recorded an additional $150,000 valuation reduction for one of these properties. While one property was sold for a small gain during the 1994 third quarter, the other property was sold for a small loss subsequent to March 31, 1995. The Registrant does not currently anticipate that other oil and gas producing properties in which it has a material investment will become candidates for sale or disposal.

Approximately $905,000 of the 1994 first quarter exploration expenses is the Registrant's cost in the exploratory well and the leasehold of the Pheasant Prospect, located in Lawrence County, Mississippi. Most of the balance of the 1994 first quarter exploration expenses were the Registrant's investment in certain Sendero Program activities. The Sendero Program was a multiple prospect program located in an area approximately 70 miles southwest of Midland, Texas and was one of the Registrant's principal exploration activities during the years ended December 31, 1992, 1993 and 1994. Due principally to the 1994 first quarter and additional fourth quarter writeoffs of these activities, the balance of unproven properties fell to $22,000 as of December 31, 1994. Planned exploration activities in the 1995 first half are centered on the Bandera and Equipo Prospects located in Maverick County, Texas where the Registrant is participating in a 3-D seismic shoot. Of the estimated $181,000 for the Registrant's share of this planned exploration expense, about $162,000 was incurred and expensed in the 1995 first quarter. Since the Registrant has significantly reduced its level of exploration activity commencing in the 1994 first half and has significantly reduced its investment in unproven properties, it anticipates that exploration expenses in the remaining 1995 quarterly periods will be at, or lower than, the levels experienced in comparable 1994 periods. However, because the Registrant utilizes the successful efforts method of accounting, exploration expenses can typically vary materially from period to period based upon the number of wells drilled, spending levels for individual wells and other exploration activities, the Registrant's working interest participation, success rates and other factors.

In addition to the above reductions in expenses in the 1995 first quarter compared to the 1994 first quarter, depreciation and depletion expenses, general and administrative expenses and production expenses declined $84,000, $64,000 and $58,000, respectively. The decline in depreciation and depletion expense is mostly attributable to the decline in the net amortizable cost of oil and gas producing properties and the writedowns and/or disposal of certain oil and gas producing properties. However, the Registrant computes the depreciation and depletion expense of each producing oil and gas property separately on the unit-of-production method. Because this method employs estimates of remaining reserves, depreciation and depletion expense may vary materially from period to period because of revisions to reserve estimates, production rates, and other factors.

The slight increase in oil and gas revenues is attributable mostly to improved average oil prices. The average price per barrel of oil increased 31% from $12.77 in the 1994 first quarter to $16.72 in the comparable 1995 period. However, the effect of the average oil price increase was mostly offset by declines in average gas prices and oil and gas sales volumes. While the average price per thousand cubic feet of gas ("MCFG") decreased 13% from $1.92 in the 1994 first quarter to $1.66 in the comparable 1995 quarter, oil sales volumes declined 5% from 20,778 barrels to 19,684 barrels and gas sales volumes dropped 19% from 84,127 MCFG to 67,909 MCFG in those respective periods. The Registrant's sales of crude oil and natural gas are made on spot sales or other basis which is affected by changes in current market prices. Future crude oil and natural gas prices may be affected by a variety of factors including, but not limited to, supply and demand, world and/or regional market conditions, political conditions and seasonal factors all of which the Registrant is unable to control or accurately predict.

The decline in oil and gas sales volumes from the 1994 first quarter to the 1995 first quarter is mostly attributable to the Registrant's lack of success in its exploration program during 1993 and 1994 to obtain new comparable sources of production in order to offset natural production declines of existing fields in which it has an interest. However, although the Registrant will continue to explore for oil and gas reserves, it has commenced a new direction whereby it is now emphasizing the acquisition of interests in producing oil and gas reserves and deemphazising its exploration activities. On April 6, 1995, the Registrant consummated the transactions contemplated by an Exchange Agreement executed March 2, 1995 whereby the Registrant agreed to issue 2,193,919 shares and grant options for the purchase of 325,000 shares of the Registrant's common stock at an option price of $1.25 per share for a 15% partnership interest in Diverse GP III, a general partnership engaged in the acquisition, exploitation and production of oil and gas reserves. This acquisition will be accounted for as a purchase. The Registrant anticipates that this acquisition should approximately double the quantity of its proven oil reserves and nearly quadruple the quantity of its proven gas reserves. As a result, the Registrant expects that its 15% share of oil and gas sales volumes from Diverse GP III will significantly improve oil and gas revenues during the near term. Correspondingly, as a result of this transaction, certain expenses such as production expenses and depreciation and depletion expenses should also increase.

During the three months ended March 31, 1995, the two primary sources of the Registrant's oil and gas revenues were its working interest in the State Line Field, an oil field located in Union County, Arkansas, and its working interests in three fields situated in the Bandera Prospect located in Maverick County, Texas. The Registrant's average working interest of about 26% in the State Line Field's six producing wells amounted to 50% of its oil and gas revenues during the 1995 first quarter, while its average working interest of about 22% in the seven producing wells of the Bandera Prospect totaled about 17% of oil and gas revenues for the same period. With the completion of the Diverse GP III acquisition and the resulting increase in oil and gas revenues, the Registrant anticipates that the aforementioned wells' proportion of oil and gas revenues will decrease during the remainder of 1995 compared to 1994.

There was no income tax benefit in the 1995 first quarter as a result of the Registrant's inability to recognize the tax benefits of its net operating loss and future deductible temporary differences in the calculation of its tax expense under Statement of Financial Accounting Standards No. 109. However, these amounts will be available to reduce future tax liabilities in years in which the Registrant has taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's working capital declined slightly to $1,629,000 at March 31, 1995 from $1,683,000 at December 31, 1994. Cash flows from operating activities decreased from $223,000 in the three month period ending March 31, 1994 to $170,000 in the comparable 1995 period. The net difference in cash flow between the two periods, amounting to $53,000, is mostly due to decreases in receivables and refundable income taxes resulting from payments received from other parties. Marketable securities, cash and cash equivalents decreased from $1,624,000 at December 31, 1994 to $1,550,000 at March 31, 1995.

The Registrant is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at March 31, 1995 and December 31, 1994.

The Registrant has no bank debt or lines of credit and has no commitment to maintain cash compensating balances. The Registrant continues to invest its funds in short-term U.S. Treasury Bills. The Registrant expects that it will rely on various sources to fund its principal activity of acquiring oil and gas producing reserves. Such funding sources may be one or a combination of, but not be limited to, internally generated cash flow, the use of the Registrant's own common stock, public and/or private equity markets, and lending institutions such as banks and/or investment banking firms. For the near term, the Registrant intends to acquire outside sources of funding when the Registrant deems it appropriate for specific acquisitions. Currently, the Registrant is unaware of any material funding requirements that would require the use of outside sources. The Registrant intends to continue funding its exploration activities by utilizing its cash flows from operating activities and some amount of its marketable securities, cash and cash equivalents. Although the Registrant anticipates that its reduced level of exploration activity will require a significantly reduced level of cash flows, the total amount of such commitments is unknown at this time due to factors such as, but not limited to, future potential operations proposed under the terms of operating or other agreements to which the Registrant is a participant, consent or non-consent by participants (including the Registrant) to such proposed operations, extent of such proposed operations, and timing of expenditures related to the performance of such operations. As a result of the Registrant's business activities, the balances of the Registrant's marketable securities, cash and cash equivalents may fluctuate in future periods.

SUBSEQUENT EVENTS

As previously discussed in the Management Discussion and Analysis for the Results of Operations for the Three Months Ended March 31, 1995 and 1994, on April 6, 1995 the Registrant consummated the transactions contemplated by an Exchange Agreement executed March 2, 1995 whereby the Registrant agreed to issue 2,193,919 shares and grant options for the purchase of 325,000 shares of the Registrant's common stock for a 15% partnership interest in Diverse GP III, a general partnership engaged in the acquisition, exploitation and production of oil and gas reserves. The stock options can be exercised at any time in a five year period commencing from the date of closing at an option price of $1.25 per share. As a result, the five Diverse GP III partners own approximately 35% of the Registrant's issued and outstanding common stock.
This acquisition will be accounted for as a purchase. The average trade price of a share of the Registrant's common stock as reported on the NASDAQ SmallCap Market was about $1.00 in the period March 30, 1995 to April 13, 1995. The Registrant anticipates that this acquisition should approximately double the quantity of its proven oil reserves and nearly quadruple the quantity of its proven gas reserves.

In connection with his efforts in initiating the Diverse GP III transaction, a Director was granted an option effective April 6, 1995 to purchase 43,878 shares of the Registrant's common stock at an exercise price of $1.00 per share to be exercisable for a period not to exceed five years.

In April 1995, the former President and CEO received $67,500 pursuant to the terms of a severance agreement as a result of the April 6th consummation of the transactions contemplated by the Exchange Agreement described above.

                                    PART II

                               OTHER INFORMATION


Items 1, 2, 3, 4, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


Item 6.  Exhibits and Reports on Form 8-K

             (a)     Exhibits as follows:

                       (27)   (1)  Financial Data Schedule for the Three
                                   Months Ended March 31, 1995 (filed herewith).

             (b) The Registrant filed reports on Form 8-K during the most recently completed fiscal quarter as follows:

                     (1) A report on Form 8-K dated January 5, 1995 announcing the Registrant's intended purchase of interests in approximately 400 oil and gas producing properties from Diverse GP III, a Texas based private partnership.

                     (2)  A report on Form 8-K dated March 2, 1995 announcing
                          (a) the Registrant's execution of a definitive agreement to purchase interests in over 400 oil and gas producing properties from Diverse GP III, a Texas based private partnership; (b) the Registrant's removal from the NASDAQ National Market and placement on the NASDAQ SmallCap Market by NASDAQ; and (c) the Registrant's request to the Diverse GP III owners to waive the definitive agreement requirement for stockholder approval of the Registrant's acquisition of such owners' interests.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                     SOUTHERN MINERAL CORPORATION


Date: May 12, 1995                   By       /s/  John Misitigh
                                        ---------------------------------------
                                                   John Misitigh
                                        Vice President, Secretary and Treasurer
                                          (Chief accounting officer and duly
                                                authorized signatory)