Form 10QSB
period 1995-06-30
SOUTHERN MINERAL CORP
filed 1995-08-14
CIK 92223

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      June 30, 1995

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

         Commission file number              O-8043


                          SOUTHERN MINERAL CORPORATION

       (Exact name of Small Business Issuer as specified on its charter)


           STATE OF NEVADA                             36-2068676
     (State or other jurisdiction                   (I.R.S. Employer
     incorporation or organization)                Identification No.)

            17001 NORTHCHASE DR., SUITE 690, HOUSTON, TX 77060-2138

             (Address of principal executive offices)   (Zip Code)


       Registrant telephone number, including area code     713/872-7621



--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x           No
                               ---             ---

As of August 14, 1995 there were 6,267,130 shares of the issuer's common stock outstanding.

Traditional Small Business Disclosure Format (check one):

                           Yes  x           No
                               ---             ---

                                     PART 1


                          SOUTHERN MINERAL CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS



                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                   ----------------------      ---------------------
                                                                     1995          1994           1995        1994
                                                                   ---------    ---------      ----------  ---------
                                                                                     (000'S OMITTED)
                                                                                   (EXCEPT FOR PER SHARE)
REVENUES
  OIL AND GAS                                                         $597           $464        $1,039           $891
  INTEREST                                                              24             11            45             23
  GAINS (LOSSES) ON SALES OF PROPERTIES                                 62              3            61             21
  OTHER                                                                  4              2            14              6
                                                                  --------         ------        ------        -------
                                                                       687            480         1,159            941
                                                                  --------         ------        ------        -------
EXPENSES
  PRODUCTION                                                           183            148           276            299
  EXPLORATION                                                           28             64           193          1,197
  DEPRECIATION AND
    DEPLETION                                                          179             77           280            262
  VALUATION REDUCTION - ASSETS
   HELD FOR DISPOSAL                                                     0              0             0          1,334
  GENERAL AND ADMINISTRATIVE                                           189            301           403            579
  SEVERANCE BENEFIT                                                    117              0           117              0
                                                                  --------         ------        ------        -------
                                                                       696            590         1,269          3,671
                                                                  --------         ------        ------        -------

NET LOSS BEFORE INCOME TAXES                                            (9)          (110)         (110)        (2,730)

BENEFIT FROM INCOME TAXES                                                0              0             0           (545)
                                                                  --------         ------        ------        -------

NET LOSS                                                               ($9)         ($110)        ($110)       ($2,185)
                                                                  ========         ======        ======        =======

NET LOSS PER SHARE                                                  ($0.00)        ($0.02)       ($0.02)        ($0.54)
                                                                  ========         ======        ======        =======
WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                                           6,148          4,024         5,115          4,024
                                                                  ========         ======        ======        =======

                          SOUTHERN MINERAL CORPORATION
                            CONDENSED BALANCE SHEET


                                                                      JUNE 30,         DECEMBER 31,
                                                                        1995               1994
                                                                     ----------      ---------------
                                                                            (000'S OMITTED)
ASSETS
CURRENT ASSETS
  CASH                                                                    $21                 $55
  MARKETABLE SECURITIES                                                 1,657               1,569
  RECEIVABLES                                                             356                 277
  REFUNDABLE INCOME TAXES                                                  16                  10
  OTHER                                                                    47                  62
                                                                      -------              ------
     TOTAL CURRENT ASSETS                                               2,097               1,973
                                                                      -------              ------
PROPERTY AND EQUIPMENT, AT COST
    USING THE SUCCESSFUL EFFORTS METHOD
    FOR OIL AND GAS ACTIVITIES
  MINERAL RIGHTS                                                          102                 102
  OIL & GAS PRODUCING PROPERTIES                                        5,835               3,544
  UNPROVEN PROPERTIES                                                      22                  22
  OFFICE EQUIPMENT & FURNITURE                                            158                 160
  ACCUMULATED DEPRECIATION AND DEPLETION                               (2,741)             (2,481)
                                                                      -------              ------
     TOTAL PROPERTY AND EQUIPMENT                                       3,376               1,347
                                                                      -------              ------
OTHER ASSETS
  OIL AND GAS PRODUCING PROPERTIES HELD FOR SALE                            0                  50
                                                                      -------              ------
     TOTAL ASSETS                                                      $5,473              $3,370
                                                                      =======              ======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                       $274                $290
                                                                      -------              ------
    TOTAL CURRENT LIABILITIES                                             274                 290
                                                                      -------              ------
DEFERRED INCOME TAXES                                                       0                   0
                                                                      -------              ------
STOCKHOLDERS' EQUITY
  COMMON STOCK,  PAR VALUE $.01 PER SHARE
    AUTHORIZED 10,000,000 SHARES AT
    JUNE 30, 1995 AND DECEMBER 31, 1994,
    ISSUED 6,355,519 AND 4,161,600 SHARES AT
    JUNE 30, 1995 AND DECEMBER 31, 1994, RESPECTIVELY                      63                  42
  ADDITIONAL PAID-IN CAPITAL                                            3,025                 843
  RETAINED EARNINGS                                                     2,158               2,268
                                                                      -------              ------
                                                                        5,246               3,153
  LESS COST OF 87,680 AND 137,179 SHARES OF
    COMMON STOCK IN TREASURY AT JUNE 30, 1995
    AND DECEMBER 31, 1994, RESPECTIVELY                                   (47)                (73)
                                                                      -------              ------
     TOTAL STOCKHOLDERS' EQUITY                                         5,199               3,080
                                                                      -------              ------
                                                                       $5,473              $3,370
                                                                      =======              ======

                          SOUTHERN MINERAL CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS



                                                                                                     SIX MONTHS
                                                                                                   ENDED JUNE 30,
                                                                                         ------------------------------
                                                                                            1995                1994
                                                                                         -----------        -----------
                                                                                                 (000'S OMITTED)
CASH FLOWS FROM OPERATING ACTIVITIES
   NET LOSS                                                                               ($110)                  ($2,185)
   ADJUSTMENTS TO NET LOSS                                                                  382                     2,344
                                                                                        -------                 ---------
      NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                                                272                       159
                                                                                        -------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   PROCEEDS FROM SALES OF PROPERTIES                                                         37                        84
   (INCREASE) DECREASE IN MARKETABLE
      SECURITIES                                                                            (88)                    1,019
   CAPITAL EXPENDITURES                                                                    (291)                     (860)
                                                                                        -------                 ---------
      NET CASH PROVIDED BY/(USED IN)
        INVESTING ACTIVITIES                                                               (342)                      243
                                                                                        -------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                    36                         0
   DIVIDENDS PAID                                                                             0                      (202)
                                                                                        -------                 ---------
      NET CASH PROVIDED BY/(USED IN)
        FINANCING ACTIVITIES                                                                 36                      (202)
                                                                                        -------                 ---------
NET INCREASE (DECREASE) IN CASH                                                             (34)                      200

CASH AT BEGINNING OF PERIOD                                                                  55                        66
                                                                                        -------                 ---------
CASH AT END OF PERIOD                                                                       $21                      $266
                                                                                        =======                 =========

                          SOUTHERN MINERAL CORPORATION


                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by the Registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of operations for the three months and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months then ended have been included.

Note B - Acquisition

On April 6, 1995, the Registrant completed the acquisition of Diverse Production Co. ("DPC", subsequently renamed SMC Production Co.), a Texas corporation, whose primary asset is its 15% general partner interest in Diverse GP III, a Texas general partnership. The operating results of this acquisition are included in the Registrant's consolidated results of operations from April 1, 1995. The unaudited consolidated results of operations on a pro forma basis as though DPC had been acquired as of the beginning of the Registrant's fiscal years 1994 and 1995 are as follows:

         Six Months Ended June 30,                      1995                   1994
         ---------------------------------------------------------------------------------
                                                    (000's omitted, except per share data)

         Revenues                                $            1,409     $           1,361
         Net Loss                                               (68)               (2,045)
                                                 ------------------     -----------------

         Net Loss Per Share                                    (.01)                 (.33)
                                                 ==================     =================


These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of 1994 or 1995, respectively.

                          SOUTHERN MINERAL CORPORATION


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

The Registrant recorded a loss of $9,000, or less than $.01 per share, for the three months ended June 30, 1995, compared to a loss of $110,000, or $.02 per share, in the comparable 1994 period. Registrant's 1995 second quarter results include $91,000 of income attributable to its recently acquired interest in Diverse GP III, a Texas general partnership ("DGP III"), which acquires, explores for, develops and produces oil and natural gas. The acquisition has approximately doubled the quantity of Registrant's proven oil reserves and nearly quadrupled the quantity of its proven gas reserves.

On April 6, 1995, Registrant acquired SMC Production Co. (formerly named Diverse Production Co.), a Texas corporation ("SMPC"), whose primary asset is its 15% general partner interest in DGP III. Registrant's acquisition of SMPC is consolidated for reporting purposes as of April 1, 1995. Registrant acquired all of SMPC's outstanding capital stock in consideration for issuing SMPC's shareholders an aggregate of 2,193,919 shares of Registrant's common stock and options to acquire an additional 325,000 shares of common stock at any time before April 7, 2000, at an exercise price of $1.25 per share. As a result of this transaction, five individuals who are general partners in DGP III now beneficially own approximately 35% of the Registrant's issued and outstanding common stock. At the Registrant's annual meeting held May 17, 1995, four of these individuals were elected to the Registrant's board of directors.

In the 1995 second quarter, oil sales volumes increased 10% from 21,146 barrels to 23,187 barrels and gas sales volumes increased 82% from 69.4 MMcf to 126.2 MMcf, compared to the 1994 quarter. Although the Registrant's properties continue to decline in oil and gas sales volumes year to year, the addition of the 15% DGP III interest incrementally added 6,849 barrels and 72.9 MMcf to the Registrant's production volumes in the 1995 quarter.

For the quarter, average oil prices increased 10%, from $15.84 per barrel in the comparable 1994 period to $17.42 per barrel in 1995. Gas prices decreased 20%, from an average price of $1.86 per Mcf in the 1994 quarter to $1.49 per Mcf in 1995's second quarter.

The increase in oil and gas sales volumes contributed greatly to increasing the 1995 quarter revenues to $687,000 from $480,000 in the 1994 period. Depreciation and depletion increased to $179,000 in the 1995 quarter versus only $77,000 in the 1994 quarter, which is attributable to the increased depletion expense from the 15% DGP III interest. The Registrant also recorded a $117,000 severance benefit charge in the current quarter for which there was no comparable charge in the 1994 second quarter. General and administrative expenses declined from $301,000 in the 1994 second quarter to $189,000 in the 1995 second quarter.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

The Registrant recorded a loss of $110,000, or $.02 per share, for the six months ended June 30, 1995, compared to a loss of $2,185,000, or $.54 per share, in the comparable 1994 period. The current period loss is due to severance benefits paid in the second quarter, and to limited exploration expenses of $193,000 that are a result of commitments made in 1994. The 1994 period losses are due to the combination of valuation reductions and exploration expenses.

Production volumes increased during the year to year period comparisons. Oil production for the first six months of 1995 totalled 42,871 barrels compared to 41,924 barrels in the 1994 period, reflecting a 2% increase. Gas volumes increased more than 26% in the period to period comparison, from 153.5 MMcf in the 1994 period to 194.1 MMcf in the 1995 period. Oil prices averaged $17.10 per barrel in the first half of 1995, reflecting a 19% increase in the period to period comparison. Gas prices declined 18% from the 1994 to the 1995 six month period, from $1.89 per Mcf to $1.55 per Mcf, respectively.

Revenues increased to $1,159,000 during the six month period in 1995, 23% higher than the 1994 six month period total of $941,000. Expenses decreased considerably as a result of limited exploration expenses and no valuation writedowns. General and administrative expenses declined 30% from $579,000 in the 1994 period to $403,000 in the 1995 period. Charges for severance benefits totalled $117,000 for the current six month period for which there are no comparable charges in the 1994 period.

Results for the first six months are impacted by the acquisition of interests from DGP III, which was closed on April 6, 1995, but consolidated for reporting purposes as of April 1, 1995. Without the consolidation of the DGP III results, Registrant's reported loss would have increased to over $200,000.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's working capital increased to $1,823,000 at June 30, 1995, from $1,683,000 at December 31, 1994. Cash flows from operating activities increased from $159,000 in the six month period in 1994 to $272,000 for the comparable 1995 period. The increases in liquidity and cash flows are due to a combination of factors including increased revenues and decreased general and administrative expenses. Cash and marketable securities increased from $1,624,000 at December 31, 1994, to $1,678,000 at June 30, 1995.

Cash payments of $9,000 were made for Federal and state income taxes for each of the six months ending June 30, 1995 and 1994, respectively. The Registrant received $3,000 and $80,000 in refunds for Federal and state income taxes for the six months ending June 30, 1995 and 1994, respectively.

As discussed in the Management's Discussion and Analysis of the Results of Operations for the three months ended June 30, 1995 and 1994, on April 6, 1995, the Registrant consummated the transactions contemplated by an Exchange Agreement between the Registrant and certain sellers. Of the $2,329,000 total cost of this transaction, $2,194,000 was recorded as a non-cash portion of this transaction.

The Registrant is unaware of any material exposure from actual or potential claims or lawsuits, including those involving environmental matters. As such, no liability is accrued at June 30, 1995 or December 31, 1994.

The Registrant currently has no bank debt or lines of credit. However, the Registrant has executed a commitment with International Bank of Commerce, San Antonio, Texas, and is currently in the final stages of documenting a line of credit. The financing is to be a $5 million line of credit, with an initial borrowing base of $1.5 million. Registrant continues to pursue various acquisition opportunities, and intends to utilize its cash and marketable securities together with drawdowns on the line of credit to accomplish the purchase of oil and gas property acquisitions. As a result, balances on the Registrant's marketable securities and cash may fluctuate in future periods.

                                    PART II

                               OTHER INFORMATION


Items 1, 2, 3, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



Item 4.  Submission of Matters to a Vote of Security-Holders

                 (a) The Annual Meeting of the Registrant was held on May 17, 1995 in Houston, Texas.

                 (b) B. Travis Basham, Thomas R. Fuller, Robert R. Hillery, E. Ralph Hines, Jr., Howell H. Howard, Steven H. Mikel, James E. Nielson, Donald H. Wiese, Jr. and Spencer L. Youngblood were elected to the Registrant's Board of Directors.

                 (c) The following matters were voted on by the Security-Holders of the Registrant:

Proposal No. 1:

                                                               Vote Tabulation
                                                     ---------------------------------

                                                           For              Withheld
                                                     ---------------   --------------
Election of Directors
---------------------
         B. Travis Basham                                  3,112,726           15,873
         Thomas R. Fuller                                  3,112,726           15,873
         Robert R. Hillery                                 3,112,726           15,873
         E. Ralph Hines, Jr.                               3,111,716           16,883
         Howell H. Howard                                  3,112,726           15,873
         Steven H. Mikel                                   3,112,726           15,873
         James E. Nielson                                  3,107,726           20,873
         Donald H. Wiese, Jr.                              3,112,726           15,873
         Spencer L. Youngblood                             3,112,726           15,873


Proposal No. 2
         Approval of 1995 Non Employee Director Compensation Plan

                                           For            Against          Abstain        Non-Voted
                                     --------------  ---------------   --------------   --------------
                                          2,878,043       222,664           27,199              693

Proposal No. 3

         Approval of Appointment of Grant Thornton as Auditors for the year ending December 31, 1995

                                           For            Against          Abstain         Non-Voted
                                     --------------  ---------------   --------------   --------------
                                        3,076,939         8,835           42,825               0


No matters other than the Election of Directors, approval of the 1995 Non Employee Director Compensation Plan and Appointment of Grant Thornton as the Registrant's Auditors for the year ending December 31, 1995, came before the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits as follows:
         (27) (2) Financial Data Schedule for the six months ended June 30, 1995 (filed herewith).

(b) The Registrant filed reports on Form 8-K during the most recently completed fiscal quarter as follows:

                          (1) A Current Report on Form 8-K dated April 6, 1995, reported the Registrant's acquisition of SMC Production Co. under Item 2. and the financial statements of the business acquired under Item 7. A Current Report on Form 8-K/A dated April 6, 1995, was filed in June 1995, and reported the pro forma financial information required by Item 7. for the SMC Production Co. acquisition.

                          (2) A Current Report on Form 8-K dated June 9, 1995, announced the Registrant's odd lot tender offer to shareholders of record who own less than 100 shares of the Registrant's common stock.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SOUTHERN MINERAL CORPORATION


Date: August 14, 1995              By   /s/ Steven H. Mikel
                                        Steven H. Mikel
                                        President, Chief Executive Officer, and
                                        Acting Principal Financial Officer