Form 10QSB
period 1995-09-30
SOUTHERN MINERAL CORP
filed 1995-11-13
CIK 92223

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 1995

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1995 there were 6,279,858 shares of the issuer's common stock outstanding.

Traditional Small Business Disclosure Format (check one):

                           Yes  x           No
                               ---             ---

ITEM 1. FINANCIAL STATEMENTS.


                                     PART 1


                          SOUTHERN MINERAL CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS



                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------                ----------------
                                                                1995    1994                 1995       1994
                                                                -----   -----                -----      -----
                                                                               (000'S OMITTED)
                                                                            (EXCEPT FOR PER SHARE)
REVENUES
 OIL AND GAS                                                     $572    $429               $1,611     $1,320
 INTEREST                                                          22      14                   67         37
 OTHER                                                             26      62                  101         89
                                                                -----   -----                -----      -----
                                                                  620     505                1,779      1,446
                                                                -----   -----                -----      -----
EXPENSES
 PRODUCTION                                                       190     118                  466        417
 EXPLORATION                                                        5      13                  198      1,210
 DEPRECIATION AND DEPLETION                                       178     117                  458        379
 VALUATION REDUCTION - ASSETS
   HELD FOR DISPOSAL                                                0       0                    0      1,334
 GENERAL AND ADMINISTRATIVE                                       155     158                  558        737
 SEVERANCE BENEFIT                                                  0       0                  117          0
                                                                -----   -----                -----      -----
                                                                  528     406                1,797      4,077
                                                                -----   -----                -----      -----

NET INCOME (LOSS) BEFORE INCOME TAXES                              92      99                  (18)    (2,631)

BENEFIT FROM INCOME TAXES                                           0       0                    0       (545)
                                                                -----   -----                -----      -----

NET INCOME (LOSS)                                                 $92     $99                 ($18)   ($2,086)
                                                                =====   =====                =====      =====

NET INCOME (LOSS) PER SHARE                                     $0.01   $0.02               ($0.00)    ($0.52)
                                                                =====   =====                =====      =====

WEIGHTED AVERAGE SHARES OF
 COMMON STOCK OUTSTANDING                                       6,275   4,024                5,507      4,024
                                                                =====   =====                =====      =====

                          SOUTHERN MINERAL CORPORATION
                            CONDENSED BALANCE SHEET


                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                     1995                      1994
                                                                    ------                    ------
                                                                               (000'S OMITTED)
ASSETS
CURRENT ASSETS
 CASH                                                                 $548                       $55
 MARKETABLE SECURITIES                                               1,249                     1,569
 RECEIVABLES                                                           278                       277
 REFUNDABLE INCOME TAXES                                                16                        10
 OTHER                                                                  29                        62
                                                                    ------                    ------
   TOTAL CURRENT ASSETS                                              2,120                     1,973
                                                                    ------                    ------
PROPERTY AND EQUIPMENT, AT COST
   USING THE SUCCESSFUL EFFORTS METHOD
   FOR OIL AND GAS ACTIVITIES
 MINERAL RIGHTS                                                        102                       102
 OIL & GAS PRODUCING PROPERTIES                                      5,988                     3,544
 UNPROVEN PROPERTIES                                                    70                        22
 OFFICE EQUIPMENT & FURNITURE                                          159                       160
 ACCUMULATED DEPRECIATION AND DEPLETION                             (2,923)                   (2,481)
                                                                    ------                    ------
   TOTAL PROPERTY AND EQUIPMENT                                      3,396                     1,347
                                                                    ------                    ------
OTHER ASSETS
 OIL AND GAS PRODUCING PROPERTIES HELD FOR SALE                          0                        50
                                                                    ------                    ------

   TOTAL ASSETS                                                     $5,516                    $3,370
                                                                    ======                    ======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                                     $217                      $290
                                                                    ------                    ------
   TOTAL CURRENT LIABILITIES                                           217                       290
                                                                    ------                    ------

DEFERRED INCOME TAXES                                                    0                         0
                                                                    ------                    ------
STOCKHOLDERS' EQUITY
 COMMON STOCK,  PAR VALUE $.01 PER SHARE
   AUTHORIZED 10,000,000 SHARES AT
   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994,
   ISSUED 6,369,519 AND 4,161,600 SHARES AT
   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994,
   RESPECTIVELY                                                         64                        42
 ADDITIONAL PAID-IN CAPITAL                                          3,038                       843
 RETAINED EARNINGS                                                   2,250                     2,268
                                                                    ------                    ------
                                                                     5,352                     3,153
 LESS COST OF 91,120 AND 137,179 SHARES OF
   COMMON STOCK IN TREASURY AT SEPTEMBER 30, 1995
   AND DECEMBER 31, 1994, RESPECTIVELY                                 (53)                      (73)
                                                                    ------                    ------
    TOTAL STOCKHOLDERS' EQUITY                                       5,299                     3,080
                                                                    ------                    ------
                                                                    $5,516                    $3,370
                                                                    ======                    ======

                         SOUTHERN MINERAL CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                               NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                      ------------------------------
                                                                      1995                      1994
                                                                      ----                      ----
                                                                               (000'S OMITTED)
CASH FLOWS FROM OPERATING ACTIVITIES
   NET LOSS                                                           ($18)                  ($2,086)
   ADJUSTMENTS TO NET LOSS                                             640                     2,711
                                                                      ----                    ------
      NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                           622                       625
                                                                      ----                    ------

CASH FLOWS FROM INVESTING ACTIVITIES
   PROCEEDS FROM SALES OF PROPERTIES                                    77                       139
   DECREASE IN MARKETABLE
      SECURITIES                                                       320                       413
   CAPITAL EXPENDITURES                                               (555)                     (924)
   OTHER                                                                (2)                       (8)
                                                                      ----                    ------
      NET CASH USED IN
        INVESTING ACTIVITIES                                          (160)                     (380)
                                                                      ----                    ------
CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM ISSUANCE OF COMMON STOCK                               31                         0
   DIVIDENDS PAID                                                        0                      (202)
                                                                      ----                    ------
      NET CASH PROVIDED BY/(USED IN)
        FINANCING ACTIVITIES                                            31                      (202)
                                                                      ----                    ------
NET INCREASE IN CASH                                                   493                        43

CASH AT BEGINNING OF PERIOD                                             55                        66
                                                                      ----                    ------
CASH AT END OF PERIOD                                                 $548                      $109
                                                                      ====                    ======

                          SOUTHERN MINERAL CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by the Registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, the results of operations for the three months and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months then ended have been included.

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

                                                        Nine Months Ended September 30,
                                                          1995                  1994
                                                    (000's omitted, except per share data)

         Revenues                                        $     2,029            $   2,089
         Net Income (Loss)                                        43               (1,882)
                                                         -----------            ---------

         Net Income (Loss) Per Share                     $       .01            $    (.30)
                                                         ===========            =========

These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of 1994 or 1995, respectively.

ITEM 2.

                          SOUTHERN MINERAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The Registrant recorded income of $92,000, or $.01 per share, for the three months ended September 30, 1995, compared to income of $99,000, or $.02 per share, in the comparable 1994 period. Registrant's 1995 third quarter results include $29,000 of income attributable to its interest acquired in Diverse GP III, a Texas general partnership ("DGP III").

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

In the 1995 third quarter, oil sales volumes increased 27% from 17,688 barrels to 22,486 barrels and gas sales volumes increased 89% from 68.6 Mmcf to 130.0 Mmcf, compared to the 1994 quarter. Although the Registrant's properties continue to decline in oil and gas sales volumes year to year, the addition of the 15% DGP III interest incrementally added 7,011 barrels and 68.6 Mmcf to the Registrant's production volumes in the 1995 quarter.

For the quarter, average oil prices decreased 3%, from $16.96 per barrel in the comparable 1994 period to $16.37 per barrel in 1995. Gas prices decreased 19%, from an average price of $1.89 per Mcf in the 1994 quarter to $1.53 per Mcf in 1995's third quarter.

The increase in oil and gas sales volumes contributed greatly to increasing the 1995 quarter revenues to $620,000 from $505,000 in the 1994 period. Depreciation and depletion increased to $178,000 in the 1995 quarter versus only $117,000 in the 1994 quarter, which is attributable to the increased depletion expense from the 15% DGP III interest.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The Registrant recorded a loss of $18,000 for the nine months ended September 30, 1995, compared to a loss of $2,086,000, or $.52 per share, in the comparable 1994 period. The current period loss is due to severance benefits paid in the second quarter, and to limited exploration expenses of $198,000 that are a result of commitments made in 1994. The 1994 period losses are due to the combination of valuation reductions and exploration expenses.

Production volumes increased during the year to year period comparisons. Oil production for the first nine months of 1995 totalled 65,356 barrels compared to 59,612 barrels in the 1994 period, reflecting a 10% increase. Gas volumes increased more than 46% in the period to period comparison, from 222.1 Mmcf in the 1994 period to 324.1 Mmcf in the 1995 period. Oil prices averaged $16.85 per barrel in the first nine months of 1995, reflecting a 12% increase in the period to period comparison. Gas prices declined 19% from the 1994 to the 1995 nine month period, from $1.89 per Mcf to $1.54 per Mcf, respectively.

Revenues increased to $1,779,000 during the nine month period in 1995, 19% higher than the 1994 nine month period total of $1,446,000. Expenses decreased considerably as a result of limited exploration expenses and no valuation writedowns. General and administrative expenses declined 24% from $737,000 in the 1994 period to $558,000 in the 1995 period, which is a result of staff reductions and other expense containment in the year to year comparisons. Charges for severance benefits totalled $117,000 for the current nine month period for which there are no comparable charges in the 1994 period.

Results for the first nine months are impacted by the acquisition of interests from DGP III, which was closed on April 6, 1995, but consolidated for reporting purposes as of April 1, 1995. Without the consolidation of the DGP III results, Registrant's reported loss would have been over $137,000.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's working capital increased to $1,903,000 at September 30, 1995, from $1,683,000 at December 31, 1994. Cash flows from operating activities decreased from $625,000 in the nine month period in 1994 to $622,000 for the comparable 1995 period. Cash and marketable securities increased from $1,624,000 at December 31, 1994, to $1,797,000 at September 30, 1995.

Cash payments of $9,000 and $11,000 were made for Federal and state income taxes for the nine months ending September 30, 1995 and 1994, respectively. The Registrant received $3,000 and $282,000 in refunds for Federal and state income taxes for the nine months ending September 30, 1995 and 1994, respectively.

As discussed in the Management's Discussion and Analysis of the Results of Operations on April 6, 1995, the Registrant consummated the transactions contemplated by an Exchange Agreement between the Registrant and certain sellers. Of the $2,329,000 total cost of this transaction, $2,194,000 was recorded as a non-cash portion of this transaction.

During October of the current year, the Registrant has entered into a joint venture with The Links Group, Inc., a private exploration group, which is controlled by Robert R. Hillery, a director of the Registrant. The Southern Links Group joint venture is structured to develop and market exploration prospects in the shallow offshore Texas state waters. The joint venture will create salable prospects in the highly productive Gulf Coast Region. Future efforts to acquire leases and 3-D seismic surveys will result in the expenditures of capital from time to time, which will be recouped upon sale of the prospects.

The Registrant is unaware of any material exposure from actual or potential claims or lawsuits, including those involving environmental matters. As such, no liability is accrued at September 30, 1995 or December 31, 1994.

The Registrant currently has no bank debt or lines of credit. However, the Registrant has executed a commitment with International Bank of Commerce, San Antonio, Texas, and is currently in the final stages of documenting a line of credit. However, as a result of the purchase discussed in "Subsequent Events" below, Registrant is working with International Bank of Commerce and several other financial providers to structure a mutually satisfactory financing. Registrant continues to pursue various acquisition opportunities, and intends to utilize its cash and marketable securities together with third party financing to accomplish the purchase of oil and gas property acquisitions. As a result, balances on the Registrant's marketable securities and cash may fluctuate in future periods.

SUBSEQUENT EVENTS

BANDERA AND EQUIPO SALE.

Effective October 1, 1995, the Registrant has sold its interests in the Bandera and Equipo Prospects located in Maverick County, Texas. This sale includes working interests in nine productive and shut-in wells, a gas plant and pipeline, and two 3-D seismic survey projects.

STONE & WEBSTER PURCHASE.

On October 31, 1995, the Registrant entered into a Purchase and Sale Agreement with Stone & Webster, Incorporated ("S&W") and Stone & Webster Oil Company, Inc.

("SWOC" and together with S&W, "Sellers"). Subject to the terms and conditions of the Purchase and Sale Agreement, the Registrant will purchase certain of SWOC's oil and gas assets, and the outstanding capital stock of three wholly-owned subsidiaries of S&W and SWOC engaged in oil and gas related businesses, including production, marketing and pipelines. Consummation of these transactions (the "Closing") is scheduled for December 22, 1995.

The aggregate cash purchase price is $16,500,000, subject to adjustment for production since September 1, 1995 and certain title defects in oil and gas properties. The Registrant has escrowed $1,000,000 which generally either will be credited to the purchase price upon Closing, paid to Sellers as liquidated damages if Registrant fails to close and Sellers are not in material default, or repaid to Registrant if Closing does not occur because Sellers are in default (excluding title defects that do not exceed $500,000 in the aggregate).

This acquisition includes oil and gas interests in 1,200 wells located in Canada, ten pipeline and gathering systems located in Oklahoma, Texas and Louisiana, and 270,000 gross mineral acres along with the associated producing royalties. This acquisition will add approximately one million barrels of oil and 14.5 billion cubic feet of natural gas reserves along with the pipeline and gathering systems.

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits as follows:
         (27) (2) Financial Data Schedule for the nine months ended September 30, 1995 (filed herewith).

(b) The Registrant filed reports on Form 8-K during the most recently completed fiscal quarter as follows:

                          (1)     None

2.1 Purchase and Sale Agreement, dated as of October 31, 1995, by and among Stone & Webster, Incorporated, Stone & Webster Oil Company, Inc. and Southern Mineral Corporation (incorporated by reference to Registrant's Form 8-K dated October 31, 1995).

2.2 Escrow Agreement, dated as of October 31, 1995, by and among Southern Mineral Corporation, Stone & Webster, Incorporated, Stone & Webster Oil Company, Inc. and Texas Commerce Bank National Association (incorporated by reference to Registrant's Form 8-K dated October 31,
         1995).

2.3 Southern Links Group Joint Venture Agreement, dated October 1, 1995, between Southern Mineral Corporation and The Links Group, Inc. (filed herewith).

99 News Release of Southern Mineral Corporation dated November 1, 1995 (incorporated by reference to Registrants Form 8-K dated October 31,
         1995).

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SOUTHERN MINERAL CORPORATION



Date:                             By      /s/  Steven H. Mikel
      ----------------------         -------------------------------------------
                                          Steven H. Mikel
                                          President, Chief Executive Officer,
                                          and Acting Principal Financial
                                          Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   2.3              Southern Links Group Joint Venture Agreement

   27               Financial Data Schedule