Form 10KSB40
period 1995-12-31
SOUTHERN MINERAL CORP
filed 1996-03-22
CIK 92223

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB



    [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM         TO
                                       ---------  --------

                         COMMISSION FILE NUMBER 0-8043

                          SOUTHERN MINERAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

                NEVADA                              36-2068676
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        500 DALLAS, SUITE 2800                      77002-4708
            HOUSTON, TEXAS                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

Registrant's telephone number, including area code: (713) 658-9444

Securities Registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
         -------------------                  ---------------------
                 None                                  None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Revenues for the year ended December 31, 1995 were approximately
$2,360,000.

     As of March 5, 1996, 6,552,919 shares of Common Stock were outstanding and the aggregate market value of these shares at such date (based upon the last reported sales price in the NASDAQ SmallCap Market) held by non-affiliates of the Registrant was approximately $7,239,165. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

     Portions of the Registrant's definitive proxy statement for the 1995 Annual Meeting of Stockholders are incorporated herein by reference in Part III, Items 9, 10, 11 and 12.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Southern Mineral Corporation and its subsidiaries (the "Company") is an oil and gas exploration and production company headquartered in Houston, Texas. The Company owns interests in over 1,800 oil and gas properties located along the Texas Gulf Coast, in the Mid-continent and in Canada. Operations are currently conducted in south central Texas where the Company operates two fields producing from the Wilcox formation. In addition to interests in oil and gas wells, the Company currently owns approximately 346,760 net mineral acres underlying some 665,148 gross surface acres. The Company currently has 23,071 net mineral acres in Mississippi, New Mexico and in the Texas panhandle under lease to others.

BACKGROUND

     The Company was incorporated in 1937 as a vehicle to consolidate mineral tracts retained as it lumbered large tracts of southern Mississippi forest lands. For the next fifty years, the Company was largely a passive participant in the oil and gas business, merely granting leases on its spread of mineral interests in Mississippi. In the mid-1980's, the Company became a more active participant in the oil and gas business, redeploying its significant cash flow from revenues derived from the Poplarville Field into exploration activities. For the next ten years, the Company pursued the sole strategy of exploration for oil and gas. As a result of generally poor results, the Company changed its focus in late 1994 to one of a more balanced approach to the oil and gas business. The Company currently pursues acquisitions, exploitation and controlled risk exploration.

ACQUISITION ACTIVITIES

     Beginning in 1995, the Company began to seek out and evaluate potential oil and gas property acquisitions. The Company intends to finance such acquisitions from multiple funding sources. Such funding sources may include internally generated funds, issuance of the Company's capital stock, public or private borrowings or a combination of such sources. The acquisitions the Company effected in 1995 are generally described below.

  Diverse GP III Acquisition:

     The Company acquired Diverse Production Co., subsequently named SMC Production Co., Inc., whose primary asset is a 15% general partnership interest in Diverse GP III ("DGP III") on April 6, 1995. DGP III is a Texas based general partnership that owns interests in over four hundred oil and gas properties located in eleven states. DGP III is generally involved in the acquisition, exploitation and production of oil and gas properties. As a result of the acquisition of the DGP III interest, the Company's proven reserves more than doubled from its January 1, 1995, reported reserves. The Company issued 2,193,919 shares of common stock and 325,000 share options (at an exercise price of $1.25 per share for a term of five years) in consideration for the DGP III interest.

  Stone & Webster Acquisition:

     On December 20, 1995, the Company completed the acquisition of certain oil and gas assets and outstanding capital stock of three subsidiaries of Stone & Webster, Inc. ("S&W"). The oil and gas assets acquired include interests in more than 1,400 wells, including 14 wells operated by Company personnel in two Wilcox formation fields in Dewitt and Lavaca Counties, Texas. One of the acquired subsidiaries is a Delaware corporation that owns interests in approximately 1,200 wells located in Canada. Another acquired subsidiary holds interests in ten pipeline and gathering systems located in Oklahoma, Texas and Louisiana. The third acquired subsidiary owns interests in approximately 270,000 gross mineral acres in the Texas panhandle and New Mexico together with associated producing royalties. The purchase price for the assets and capital stock of the three subsidiaries acquired in the transaction was approximately $16,400,000, including adjustments and related transaction costs. The acquisitions of DGP III and S&W increased the Company's proven oil reserves from 228 thousand barrels of oil to approximately 1.5 million barrels, and increased the Company's proven gas reserves from 786 Mmcf of natural gas to 26.4 Bcf as of January 1, 1996.

     The Company financed the S&W acquisition with working capital and two loans aggregating $15,215,000 from Compass Bank -- Houston. The Company borrowed $3,500,000 pursuant to a term loan arrangement due July 1, 1996. The Company borrowed $11,715,000 pursuant to a reducing revolving credit arrangement with an initial borrowing base of $12,500,000.

EXPLORATION ACTIVITIES

     The Company made a substantial change in its business strategy in late 1994. Prior to this time, the Company had pursued exploration as the sole focus of its business. Beginning in 1995, the Company hired a new management team, and began a strategy that encompasses the acquisition and exploitation of oil and gas properties together with a more controlled risk exploration program. To that end, the Company effected the acquisitions noted above. In addition, the Company has decided to refocus its exploration activities in the Gulf Coast region. Thus, in 1995 the Company divested itself of exploration acreage in Upton County, Texas, sold its interest in an exploration prospect in Union County, Arkansas, and sold its interest in the Bandera and Equipo Field production and exploration activity in Maverick County, Texas.

     In line with the Company's current strategy of pursuing controlled risk exploration, the Company has entered into two separate joint ventures. These joint ventures are described below.

  Southern Links Group Joint Venture

     In September, 1995, the Company entered into a joint venture with The Links Group, Inc. called Southern Links Group Joint Venture ("Southern Links"). Southern Links was formed to jointly develop exploration prospects in the shallow offshore Texas state waters. The application of new technologies, including 3-D seismic surveys, makes the area more appealing to a growing market of potential participants. Southern Links will define prospects in the area and package and market the prospects to industry participants. At a lease auction held by the Texas General Land Office in October, Southern Links was successful in acquiring seven tracts at a consideration of just over $600,000. The joint venture is currently marketing its first prospect, which includes two of the seven tracts that it acquired at the auction. The joint venture intends to continue to redeploy proceeds from the sale of its prospects into new tracts at subsequent lease auctions.

  Diasu Oil & Gas Company, Inc. Joint Venture

     In a separate arrangement with Diasu Oil & Gas Co., Inc. ("Diasu"), the Company has the option to pay leasehold, seismic and other third party costs in the development of exploration prospects with Diasu for a two year period beginning in 1996. Under the arrangement, as funded prospects are sold the Company will recoup its prospect costs plus one-third of any potential promote or carried interest received by Diasu after the sale of the prospect. The Company has an option to receive this carried interest or to take a one-third interest in each prospect and drill the property without further burden or profit by Diasu. This arrangement provides the Company with considerable flexibility in structuring its risk profile on a prospect by prospect basis.

BUSINESS RISKS

     The Company's operations are subject to numerous federal, state and local laws, rules and regulations relating to the protection of the environment, health and safety, including but without limitation, laws concerning the release and containment and disposal of pollutants and wastes that can be produced by operations in which the Company owns interests. In addition, the Company's operations are affected by numerous federal, state and local laws, rules and regulations relating to the exploration, production, transportation, marketing and sales of oil and natural gas. In the past, the Company's compliance with such laws, rules and regulations have not had a material adverse effect on its capital expenditures, earnings or competitive position. However, the Company cannot predict whether its future compliance with, or the effect of, such laws, rules and regulations would have a material adverse effect on its capital expenditures, earnings or competitive position.

     The Company anticipates that in the near term it will rely on various sources to fund its principal business activity of acquiring oil and gas producing reserves. Such funding sources may include, but not be limited to, use of working capital, the issuance of the Company's own capital stock, public and private equity markets and lending institutions such as banks and energy investment firms. The Company's ability to access any or all of these sources of funds may be impacted by a wide variety of factors that may include its own financial condition as well as specific or general economic conditions that each capital or debt market may experience at the time the Company requires funding. There can be no assurances that the Company will be successful in utilizing any of these sources to fund its acquisitions.

     The Company is not dependent on any patents, trademarks, licenses, franchises, or concessions.

COMPETITION

     There is a high degree of competition in the acquisition of producing oil and gas properties and the oil and gas exploration industry. Consequently, the Company competes with many other entities for desirable potential acquisitions and exploration and development prospects. The Company's competitors include the major integrated oil companies as well as numerous independent oil and gas companies and other producers of energy sources and fuels. Many of these competitors have capital resources and other competitive advantages much greater than that of the Company, and may therefore be better able than the Company to withstand and compete during adverse market conditions. The Company's ability to generate revenues and reserves in the future will be dependent upon, among other things, its success in competing with these competitors, as to which there can be no assurances.

     The Company, as an owner of oil and gas mineral rights, does not compete in the conventional sense with the owners of other oil, gas and mineral rights to lease such right. Rather the Company considers proposals to lease its mineral rights on the basis of the best offer from prospective lessees.

REGULATIONS

     Environmental Regulation. Operations of the Company are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; prohibit drilling activities on certain lands lying within wetlands or other protected areas; and impose substantial liabilities for pollution resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent. These environmental laws and regulations may affect the Company's operations and costs as a result of their effect on oil and gas development, exploration, and production operations. For instance, legislation has been proposed in Congress from time to time that would amend the federal Resource Conservation and Recovery Act of 1976 ("RCRA") to reclassify oil and gas production wastes as "hazardous waste". If such legislation were enacted, it could have a significant impact on the Company's operating costs, as well as on the oil and gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. In addition, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and certain state laws and regulations impose liability for cleanup of waste sites.

     Oil and Gas Regulation. Complex regulations concerning all phases of energy development at the local, state and federal levels apply to the Company's operations and often require interpretation by the Company's professional staff or outside advisors. The federal government and various state governments have adopted numerous laws and regulations respecting the production, transportation, marketing and sale of oil and natural gas. Regulation by state and local governments usually covers matters such as the spacing of wells, allowable production rates, environmental protection, pollution control, taxation and other related matters. Moreover, future changes in local, state or federal laws and regulations could adversely affect the operations of the Company.

     Domestic exploration for, and production and sale of, oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, are also authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with and that carry substantial penalties for non-compliance. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations, and possible interruption or termination by government authorities.

     Effective January 1, 1993, all price controls on natural gas were eliminated, ending decades of federal pricing control of natural gas. The impact of price decontrol on the Company is uncertain at present, but would appear not to cause a material adverse effect on the business of the Company.

     In the late 1980's, the Federal Energy Regulatory Commission ("FERC"), through a series of orders, made major changes in certain of its regulations that have since significantly affected the transportation and marketing of gas. These regulations require gas pipelines to transport gas on a non-discriminatory basis. As a result, many pipelines have become transporters of gas owned by others and have greatly reduced their purchases of gas for resale.

     Commencing in April, 1992, the FERC issued Order Nos. 636, 636-A, and 636-B ("Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas shippers. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The FERC has issued final orders of virtually all Order No. 636 pipeline restructuring proceedings. Appeals of Order No. 636, as well as orders in the individual pipeline restructuring proceedings, are currently pending, and the Company cannot predict the ultimate outcome of court review. This review may result in the reversal, in whole or in part, of Order No. 636.

     In December 1992, the FERC issued Order No. 547, governing the issuance of blanket marketer sales certificates to all natural gas sellers other than interstate pipelines. Order No. 547 applies to non-first sales that remain subject to the FERC's NGA jurisdiction. The FERC intends Order No. 547, in tandem with Order No. 636, to foster a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 may increase competition in markets in which the Company's natural gas is sold which may negatively affect revenues in the future.

     Commencing in May 1994, the FERC has issued a series of orders in individual cases that delineate its gathering policy as a result of the comments received. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that it does not have jurisdiction over natural gas gathering facilities and services and that such facilities and services are properly regulated by state authorities. As a result, natural gas gathering may receive greater regulatory scrutiny by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulate gathering companies, including affiliates. This could allow such companies to compete more effectively with independent gatherers. The FERC's orders delineating its new gathering policy are subject to possible court appeals.

     The FERC has announced its intention to reexamine certain of its transportation-related policies, including the appropriate manner for setting rates for new interstate pipeline construction and the manner in which interstate pipelines release transportation capacity under Order No. 636. While any resulting FERC action would affect the Company only indirectly, these inquiries are intended to further enhance competition in natural gas markets.

CUSTOMERS

     Oil and gas hydrocarbons are the principal products produced by the Company and sales of such products are usually made in spot market or on such other bases that may be impacted by the effect of changes in current market prices. Future oil and natural gas prices may be affected by a variety of factors including, but not limited to, supply and demand, world and regional market conditions, political conditions and seasonal factors, all of which the Company is unable to control or accurately predict. In the past, there have not been, and management does not expect there to be in the near term, any material adverse effects on the Company's business due to seasonal aspects. Backlog is not a factor in the Company's operations. The Company is principally engaged in a single industry segment, the acquisition, exploration, development, and production of oil and gas reserves, all in the United States and Canada. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows:

                               CUSTOMER                             1995     1994     1993
                               --------                             ----     ----     ----
    Moon-Hines-Tigrett Operating Co., Inc.........................  $ 21     $ 76     $529
    Mike Rogers Drilling Company..................................   746      651      965
    Ashtola Exploration Company...................................   208      283      144

OPERATIONAL HAZARDS AND INSURANCE

     The Company's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business also is subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. Although the Company maintains insurance coverage considered to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial position.

EMPLOYEES

     At March 1, 1996, the Company employed fifteen full-time persons including one engineer, one geologist and thirteen administrative, technical and accounting personnel.

SELECTED FINANCIAL DATA (IN THOUSANDS)

COMPARATIVE CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                --------------------------------------------------
                                                 1995       1994       1993      1992       1991
                                                -------    -------    ------    -------    -------
ASSETS
Current assets................................. $ 2,071    $ 1,973    $2,865    $ 2,343    $ 5,157
Property and equipment.........................  18,042      1,347     4,106      5,384      4,511
Oil and gas properties held for sale and
  other........................................   1,554         50       350        376         --
                                                -------     ------    -------   -------    -------
                                                $21,667    $ 3,370    $7,321    $ 8,103    $ 9,668
                                                -------     ------    -------   -------    -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities............................ $ 5,960    $   290    $  561    $   421    $   853
Deferred income taxes..........................     606         --       547        730        617
Long term debt.................................   9,920         --        --         --         --
Stockholders' equity...........................   5,181      3,080     6,213      6,952      8,198
                                                -------     ------    -------   -------    -------
                                                $21,667    $ 3,370    $7,321    $ 8,103    $ 9,668
                                                -------     ------    -------   -------    -------
WORKING CAPITAL................................ $(3,889)   $ 1,683    $2,304    $ 1,922    $ 4,304

COMPARATIVE STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                 1995       1994       1993      1992       1991
                                                -------    -------    ------    -------    -------
REVENUES
Oil and gas.................................... $ 2,044    $ 1,747    $2,891    $ 2,465    $ 2,195
Gains (losses) on sales of properties..........     170         66       146        (26)       (15)
Interest.......................................      85         56        41         78        390
Other income...................................      61         20        --         --          8
                                                -------    -------    ------    -------    -------
                                                  2,360      1,889     3,078      2,517      2,578
EXPENSES.......................................   2,488      5,580     3,959      4,048      3,890
                                                -------    -------    ------    -------    -------
Loss before income taxes and the cumulative
  effect of a change in accounting for income
  taxes........................................    (128)    (3,691)     (881)    (1,531)    (1,312)
Provision (benefit) for income taxes...........       9       (558)     (279)      (487)      (418)
                                                -------    -------    ------    -------    -------
Loss before the cumulative effect of a change
  in accounting for income taxes...............    (137)    (3,133)     (602)    (1,044)      (894)
Cumulative effect of a change in accounting for
  income taxes.................................      --         --        65         --         --
                                                -------    -------    ------    -------    -------
Net loss....................................... $  (137)   $(3,133)   $ (537)   $(1,044)   $  (894)
                                                -------    -------    ------    -------    -------
PER SHARE OF STOCK:
Net loss before the cumulative effect of a
  change in accounting for income taxes........ $  (.02)   $ (0.78)   $(0.15)   $ (0.26)   $ (0.22)
Cumulative effect of a change in accounting for
  income taxes.................................      --         --    $ 0.02         --         --
                                                -------    -------    ------    -------    -------
Net loss....................................... $  (.02)   $ (0.78)   $(0.13)   $ (0.26)   $ (0.22)
                                                =======    =======    ======    =======    =======
Dividends...................................... $    --    $    --    $ 0.05    $  0.05    $  0.10
                                                =======    =======    ======    =======    =======

---------------

Note A Pursuant to the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the Company changed its method of accounting for income taxes and recorded an adjustment of $65 benefitting 1993.

Note B In 1994, Company recognized a Valuation Reduction of $1,724 in connection with the writedown of its investment in certain producing oil and gas properties. For further information, please see the Management's Discussion and Analysis For the Period Ended December 31, 1994 as Compared to the Period Ended December 31, 1993.

ITEM 2. PROPERTIES

GENERAL

     At December 31, 1995, the Company held interests in excess of 600 wells in the continental United States and approximately 1,200 wells in Canada consisting of working interests, royalty interests and overriding royalty interests. Approximately 26% of the Company's proved oil and gas reserves are oil and approximately 74% are gas, measured in energy equivalent barrels of oil basis (natural gas is converted at the rate of six thousand cubic feet of gas for each barrel of oil).

OIL AND GAS RESERVE INFORMATION

     The following two tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally located onshore in the continental United States and Canada. The Company's reserve information has been based on estimates prepared by an independent consulting petroleum engineer. The independent consultant who prepared the reserve estimate information as of December 31, 1993 and 1994 was Hedrick and Associates. Netherland, Sewell & Associates, Inc. has prepared the domestic reserve estimates as of December 31, 1995 and McDaniel & Associates Consultants Ltd. prepared the Canadian reserves estimates as of December 31, 1995. Since the beginning of the last fiscal year, the Company has not filed any estimates of its reserves with any Federal authority or agency.

                                                          DOMESTIC                   CANADIAN                    TOTAL
                                                   -----------------------    ----------------------    -----------------------
                                                      OIL          GAS           OIL          GAS          OIL          GAS
                                                   (BARRELS)      (MCF)       (BARRELS)      (MCF)      (BARRELS)      (MCF)
                                                   ---------    ----------    ---------    ---------    ---------    ----------
Proved Reserves
  Balance, December 31, 1992.....................    852,879     1,870,656           --           --      852,879     1,870,656
  Extensions, discoveries and other additions....        500       131,019           --           --          500       131,019
  Revisions of previous estimates................   (268,785)     (216,876)          --           --     (268,785)     (216,876)
  Production.....................................   (110,108)     (545,942)          --           --     (110,108)     (545,942)
                                                    --------    ----------      -------    ---------    ---------    ----------
  Balance, December 31, 1993.....................    474,486     1,238,857           --           --      474,486     1,238,857
  Extensions, discoveries and other additions....     45,834       245,190           --           --       45,834       245,190
  Revisions of previous estimates................   (213,258)     (397,443)          --           --     (213,258)     (397,443)
  Production.....................................    (78,866)     (300,544)          --           --      (78,866)     (300,544)
                                                    --------    ----------      -------    ---------    ---------    ----------
  Balance, December 31, 1994.....................    228,196       786,060           --           --      228,196       786,060
  Extensions, discoveries and other additions....         66         8,449           --           --           66         8,449
  Revisions of previous estimates................    (24,715)     (145,903)          --           --      (24,715)     (145,903)
  Purchases of minerals in place.................    568,702    20,400,151      868,495    5,786,239    1,437,197    26,186,390
  Production.....................................    (84,848)     (404,319)          --           --      (84,848)     (404,319)
                                                    --------    ----------      -------    ---------    ---------    ----------
  Balance, December 31, 1995.....................    687,401    20,644,438      868,495    5,786,239    1,555,896    26,430,677
                                                    ========    ==========      =======    =========    =========    ==========
Proved Developed Reserves
  Balance, December 31, 1993.....................    474,486     1,238,857           --           --      474,486     1,238,857
  Balance, December 31, 1994.....................    228,196       786,060           --           --      228,196       786,060
  Balance, December 31, 1995.....................    687,401    20,644,438      868,495    5,786,239    1,555,896    26,430,677

PRODUCTION AND PRICE HISTORY

     The following table sets forth certain information concerning the Company's annual net oil and gas production and average price information for the year ended December 31:

                                                           1995         1994         1993
                                                         --------     --------     --------
    Production:
      Oil (barrels)....................................    84,848       78,866      110,108
      Gas (MCF)........................................   404,319      300,544      545,942
    Average sales price:
      Per barrel of oil................................  $  16.23     $  15.31     $  16.69
      Per MCF of gas...................................  $   1.65     $   1.80     $   1.93
    Average lifting cost per equivalent barrel of
      oil..............................................  $   4.31     $   4.25     $   2.75

PRODUCTIVE WELLS STATISTICS

     The following table sets forth information concerning productive wells in which the Company has an interest as of December 31, 1995:

                                                  OIL                GAS               TOTAL
                                             --------------     --------------     --------------
                                             GROSS     NET      GROSS     NET      GROSS     NET
                                             -----     ----     -----     ----     -----     ----
    Canada.................................   678      14.9      497       6.3     1,175     21.2
    United States(1).......................   107       4.1      556      21.1       663     25.2

---------------

(1) Includes producing units that contain numerous wells. Each unit is counted as one gross well and the unit working interest is included in the net wells.

DEVELOPMENT AND EXPLORATORY WELLS DRILLED

     The following table includes the drilling results of wells in which the Company has a working interest for the year ended December 31:

                                                  1995               1994               1993
                                             --------------     --------------     ---------------
                                             GROSS     NET      GROSS     NET      GROSS      NET
                                             -----     ----     -----     ----     -----     -----
    Exploratory:
      Oil..................................    0       .000       0       .000        2       .438
      Gas..................................    0       .000       3       .307        1       .219
      Dry hole.............................    0       .000       3       .430       10      2.551
    Development:
      Oil..................................    0       .000       1       .250        0       .000
      Gas..................................    0       .000       0       .000        0       .000
      Dry hole.............................    1       .150       2       .068        0       .000
    Total
      Productive...........................    0       .000       4       .557        3       .657
      Dry hole.............................    1       .150       5       .498       10      2.551

DEVELOPED AND UNDEVELOPED LEASEHOLD ACREAGE:

     The following table shows the Company's leasehold interest in developed and undeveloped oil and gas acreage as of December 31, 1995. This table does not reflect certain mineral acreage owned by the Company. In the following data "Gross" refers to the total acres in which the Company has a working interest and "Net" refers to gross acres multiplied by the percentage of the working interest owned by the Company.

                                                           DEVELOPED           UNDEVELOPED
                                                            ACREAGE              ACREAGE
                                                        ----------------    -----------------
                                                         GROSS      NET      GROSS      NET
                                                        -------    -----    -------    ------
    United States
      Alabama.........................................      651       26        188         7
      Arkansas........................................    1,040      247      1,799       450
      Louisiana.......................................    4,153      281          0         0
      Mississippi.....................................      972      191      1,207       132
      Texas...........................................   30,482    3,706      1,074       351
      Texas -- Offshore...............................    5,760      105      3,040     3,040
      Wyoming.........................................   10,200      430          0         0
      Colorado........................................      288       21          0         0
      Kansas..........................................      204       53          0         0
      Michigan........................................       96        2          0         0
      Montana.........................................       24        2          0         0
      North Dakota....................................      120       48          0         0
      New Mexico......................................    2,970      213          0         0
      Oklahoma........................................    2,136      296          0         0
      Utah............................................      672      148          0         0
                                                        -------    -----    -------    ------
              Total-Domestic..........................   59,768    5,769      7,308     3,980
                                                        =======    =====    =======    ======
    Canada
      Alberta.........................................   85,280    3,057    247,096    15,484
      Saskatchewan....................................    2,160        1        960         1
      British Columbia................................    2,086      260     28,715     1,737
                                                        -------    -----    -------    ------
              Total-Canadian..........................   89,526    3,318    276,771    17,222
                                                        =======    =====    =======    ======
              Total Leasehold Acreage.................  149,294    8,645    284,079    21,202
                                                        =======    =====    =======    ======

     "Developed acreage" consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil or gas.

     The Company's ownership of mineral rights is set forth below:

                                                                GROSS MINERAL      NET MINERAL
    STATE                                                          ACRES             ACRES
    -----                                                       -------------     -------------
    Mississippi...............................................     262,000           118,000
    Wisconsin.................................................     121,000           110,000
    Texas.....................................................     212,514            84,183
    New Mexico................................................      67,634            32,577
    Other.....................................................       2,000             2,000
                                                                   -------           -------
              Total...........................................     665,148           346,760
                                                                   =======           =======

     The Company is not aware of any valuable minerals appurtenant to the mineral rights in Wisconsin, and therefore has no plans to develop minerals on such properties. Currently, the Company has 2,550 net mineral acres in southern Mississippi, 17,344 net mineral acres in Texas and 3,177 net mineral acres in New Mexico under lease to others.

ITEM 3. LEGAL PROCEEDINGS.

     No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders during the fourth quarter of the Company's last fiscal year.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prices are based on trades made while the Company was listed on the NASDAQ National Market System through March 9, 1995. Since March 10, 1995, the Company's Common Stock has been listed on the NASDAQ SmallCap Market with the trading symbol SMIN.

     The Company did not declare any dividends in fiscal 1995 or 1994. The payment of future dividends on common stock, if any, will be reviewed periodically by the Company's Board of Directors and will depend upon, among other things, Company's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, and the Company's future business prospects. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance the growth of its business. Payment of dividends is also restricted by the terms of the Company's bank indebtedness.

     There were 699 stockholders of record on March 5, 1996.

     The following table sets forth the high and low sales prices on the market systems noted above for the Company's common stock for the periods indicated:

                                                   1995              1994              1993
                                               -------------    --------------    --------------
                                               HIGH     LOW     HIGH      LOW     HIGH      LOW
                                               -----    ----    -----    -----    -----    -----
    First Quarter............................  $1.25    $.63    $2.13    $1.63    $3.25    $2.25
    Second Quarter...........................   1.25     .94     2.00      .69     3.00     2.25
    Third Quarter............................   1.06     .75     1.38      .94     2.63     1.75
    Fourth Quarter...........................   1.63     .75     1.13      .44     2.50     1.75
                                               -----    ----    -----    -----    -----    -----
    For the Year.............................  $1.63    $.63    $2.13    $ .44    $3.25    $1.75
                                               =====    ====    =====    =====    =====    =====

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Period Ended December 31, 1995
As Compared to the Period Ended December 31, 1994

     The Company reported a net loss in 1995 of $137,000 or $.02 per share compared to a loss of $3,133,000 or $.78 per share in 1994. Revenues for 1995 were $2,360,000, up 24% compared to revenues for 1994 of $1,899,000. Expenses for 1995 were $2,488,000, down 55% compared to expenses of $5,580,000 for 1994.

     The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher prices for crude oil. Natural gas production in 1995 was 404.3 Mmcf, a 35% increase compared to 1994 production of 300.5 Mmcf. The Company's crude oil production in 1995 increased 8% to 84,848 barrels compared to 78,866 barrels in 1994. The Company's average gas price in 1995 decreased 8% to $1.65 per Mcf compared to $1.80 per Mcf in 1994. Offsetting lower gas prices, crude oil prices in 1995 increased 6% to $16.23 per barrel as compared to $15.31 per barrel in 1994. Higher production volumes were primarily due to the acquisition of an interest in Diverse GP III, which was acquired in April of 1995. Revenues also increased as a result of an increase in the gain on the sale of assets to $170,000 in 1995 from $66,000 in 1994. The gain in 1995 was primarily a result of the Company's sale of its interest in the Bandera and Equipo prospects located in Maverick County, Texas.

     The reduction in expenses in 1995 was primarily the result of special charges of $1,724,000 related to writedowns in valuation of three producing properties in 1994, which were non-recurring in 1995. Production expenses increased 20% to $656,000 in 1995 from $548,000 in 1994. The increase in production expenses is primarily due to the inclusion of Diverse GP III in 1995. Exploration expenses declined 86% to $221,000 in 1995 from $1,566,000 in 1994. Since the Company uses the successful efforts method of accounting, exploration expenses may generally vary greatly from year to year based upon the level of exploration activity during the year. The decline in exploration expenses in 1995 is primarily the result of decreased exploration activity due to a change in the Company's focus away from higher risk exploration and towards the acquisition of existing reserves, exploitation and controlled risk exploration. The Company participated in the drilling of one well drilled in 1995 compared to nine wells in 1994. Drilling results in 1995 include one dry hole drilled in Refugio County, Texas. Depreciation and depletion increased 13% to $792,000 in 1995 from $704,000 in 1994, due to the inclusion of Diverse GP III in 1995 and adjustments in reserve estimates for certain properties owned by the Company. The Company computes depreciation and depletion expenses on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. General and administrative costs were $702,000 in 1995, down 22% from $903,000 in 1994. The decline in general and administrative expenses is a result of the Company's ongoing cost cutting plans implemented in 1994 and carried out in 1995.

For the Period Ended December 31, 1994
As Compared to the Period Ended December 31, 1993

     The Company recorded a loss of $3,133,000, or $.78 per share, in 1994 compared to a loss of $537,000, or $.13 per share, in 1993. The increase in the loss from 1993 to 1994 is principally due to a $1,621,000 increase in expenses and a $1,189,000 drop in revenues.

     Most of the increase to expenses is due to $1,724,000 in writedowns recorded as a valuation reduction to three producing properties. The Company had no comparable writedown in 1993. Two of these three properties are the Company's interests in the Redwater Field, an oil field located in Bowie County, Texas and the Cascade Deep Field, an oil field located in Los Angeles County, California. The Company classified the original cost of these properties less the accumulated depreciation and depletion and the related valuation allowance, amounting to $1,494,000, as oil and gas producing properties held for sale. During the 1994 third quarter, the Company recorded a gain of $37,000 as a result of its sale of its interests in the Redwater Field. However, it is unknown whether proceeds, if any, from the sale of its interests in the Cascade Deep Field will exceed the current carrying value amounting to about $50,000 or when such property may be sold or disposed. In addition, the Company recorded a valuation reduction of $230,000 to the net carrying value of its investment in the Hub Field, a producing gas field located in Marion County, Mississippi. The original cost less depreciation and depletion and the valuation allowance are included in producing oil and gas properties. The Company does not currently anticipate that other oil and gas producing properties in which it has a material investment either will become candidates for sale or disposal or otherwise require a significant writedown.

     Exploration expenses increased $399,000 from $1,167,000 in 1993 to $1,566,000 in 1994. Approximately $948,000 of the current year's exploration expense is the Company's cost in the leasehold and an unsuccessful exploratory well of the Pheasant Prospect, located in Lawrence County, Mississippi. In addition, $478,000 of 1994's exploration expense is for the writeoff of all unproven leasehold costs in the Sendero Program, a multiple prospect program located in an area approximately 70 miles southwest of Midland, Texas. Due to current year writeoffs of unproven property costs, the remaining balance in unproven properties amounts to $22,000. Because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon the number of wells drilled, spending levels for individual wells and other exploration program activities, the Company's working interest participation, success rates and other factors. The Company anticipates that spending levels in connection with its exploration program activities will be significantly lower overall compared to $997,000, which was expended for such activities in 1994.

     Partly offsetting the increases to exploration expenses and the valuation reduction, depreciation and depletion expenses and general and administrative expenses decreased $504,000 and $127,000, respectively. The Company computes the depreciation and depletion expenses of each producing property separately on the unit-of-production method. Because this method employs estimates of remaining reserves, depreciation and depletion expense may vary materially from period to period because of revisions to reserve estimates, production rates, and other factors. Most of the decrease in general and administrative expenses is attributable to cost cutting measures implemented by the Company during the 1994 first quarter. These measures have included, but are not limited to, a reduction in the number of employees from seven employed during most of 1993 to a level of four employees. As a result of the retirement of the former President and CEO effective December 31, 1994 the Company recorded a severance benefit liability of $135,000 to such officer. The Company had no comparable 1993 expense for severance benefits.

     The decline in revenues is mostly due to a decrease in oil and gas revenues. While oil revenues dropped 34% from $1,838,000 in 1993 to $1,207,000 in 1994, gas revenues declined 49% from $1,053,000 to $540,000 in those respective periods. Both of these revenue declines are due to lower sales volumes and lower average prices. While oil sales volumes declined 28% from 110,108 barrels in 1993 to 78,866 barrels in 1994, gas sales volumes dropped 45% from 545,942 thousand cubic feet of gas ("Mcf") in 1993 to 300,544 Mcf in 1994. Average oil prices decreased 8%, or $1.38 per barrel of oil, and average gas prices declined 7%, or $.13 per Mcf, from 1993 to 1994. The decline in oil and gas sales volumes from 1993 to 1994 is mostly attributable to the Company's lack of success in its exploration program during 1993 and 1994 to obtain new comparable sources of production in order to offset natural production declines of existing fields in which it has an interest. However, although the Company will continue to explore for oil and gas reserves, it has recently commenced a new direction whereby it will emphasize the acquisition of interests in producing oil and gas reserves and deemphasize its exploration activities.

     During 1994, the two primary sources of the Company's oil and gas revenues were its working interest in the State Line Field, an oil field located in Union County, Arkansas, and its working interest in two oil wells and five gas wells situated in the Bandera Prospect, located in Maverick County, Texas. The Company's average working interest of about 26% in the State Line Field's six producing wells amounted to about 42% of its 1994 oil and gas revenues while its average working interest of about 24% in the Bandera Prospect wells totaled about 17% of such revenues.

     The Company's sales of crude oil and natural gas are made on spot sales or other basis which is affected by the changes in current market prices. Future crude oil and natural gas prices may be affected by a variety of factors including, but not limited to, supply and demand, world and/or regional market conditions, political conditions, and seasonal factors all of which the Company is unable to control or accurately predict.

     The income tax benefit increased from $279,000 in 1993 to $558,000 in 1994. However, the income tax benefit for 1994 was limited by the Company's inability to recognize all of the tax benefits of its net operating loss and future deductible temporary differences in the calculation of its tax expense under Statement of Financial Accounting Standards No. 109 (SFAS 109). These amounts will be available to reduce future tax liabilities in years in which the Company has taxable earnings. In addition, pursuant to the provisions of SFAS No. 109, the Company changed its method of accounting for income taxes. As a result of the adoption of such method during 1993, the Company recorded an adjustment of $65,000 benefitting the 1993 results. The Company had no similar adjustment in 1994.

LIQUIDITY AND CAPITAL RESOURCES

For the Period Ended December 31, 1995

     On December 20, 1995, the Company entered into credit facilities with a bank that consists of a secured reducing revolving line of credit of $12,500,000 ("Revolver Note") and a note payable of $3,500,000 ("Term Note"), (collectively, the "Credit Facility"). The proceeds of the Credit Facility were used to finance the acquisition of certain oil and gas assets of Stone & Webster, Inc. ("S&W"). The Revolver Note at December 31, 1995, had a balance of $11,715,000 and available commitments to borrow $785,000. The Revolver Note borrowing base reduces $215,000 per month beginning January 1, 1996, and is reviewed by the bank semi-annually until maturity on June 1, 1998. The Term Note is due on July 1, 1996, and is expected to be refinanced prior to July 1, 1996 by the Company. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. The Credit Facility contains certain covenants relating to the Company's financial condition. The Term Note bears an interest rate of the lending bank's prime rate plus two percent, floating. The Revolver Note bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus two and one-half percent. Upon payment of the Term

Note, the LIBOR rate on the Revolver Note is reduced to LIBOR plus two and one-quarter percent. The Revolver Note is payable $1,795,000 in 1996, $2,580,000 in 1997, and $7,340,000 in 1998.

     The acquisition of S&W was consummated through bank borrowings of $15,215,000 and cash of $1,209,000. The Company's working capital decreased to a deficit $3,889,000 at December 31, 1995 from a positive $1,683,000 at December 31, 1994. The decrease in working capital is primarily due to the expenditure of working capital to consummate the S&W acquisition and due to the inclusion of current liabilities of $1,795,000 under the Revolver Note and $3,500,000 under the Term Note at December 31, 1995, with no comparable debt at December 31, 1994.

     Cash flow from operating activities was $823,000 in 1995 up 6% from $779,000 in 1994. Cash and cash equivalents and marketable securities declined to $562,000 at December 31, 1995, from $1,624,000 at December 31, 1994.
Unadvanced bank commitments to borrow under the Revolver Note at December 31, 1995, were $785,000.

     The Company anticipates that it will rely on various sources to fund its principal business activity of acquiring oil and gas producing reserves. Such funding sources may include, but not be limited to, working capital, the issuance of the Company's capital stock, public and private equity markets and lending institutions such as banks and energy investment firms.

     The Company did not declare dividends in fiscal 1995 or 1994. In addition, the Company's Credit Facility currently restricts the declaration or payment of dividends. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

ITEM 7. FINANCIAL STATEMENTS.

     Financial Statements are filed as a part of this report. See page 17, Index to Financial Statements. The Financial Statement Schedules are not applicable and have been omitted.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                   DESCRIPTION                                        NUMBER
                                   -----------                                        ------
Report of Independent Certified Public Accountants:
  Grant Thornton LLP..............................................................      16

Financial Statements:
  Consolidated Balance Sheets at December 31, 1995 and 1994.......................      17
  Statements of Consolidated Operations
     for the Years Ended December 31, 1995, 1994 and 1993.........................      18
  Statements of Consolidated Stockholders' Equity
     for the Years Ended December 31, 1995, 1994 and 1993.........................      19
  Statements of Consolidated Cash Flows
     for the Years Ended December 31, 1995, 1994 and 1993.........................      20
  Notes to Consolidated Financial Statements
     for the Years Ended December 31, 1995, 1994 and 1993.........................      21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Southern Mineral Corporation:

     We have audited the accompanying consolidated balance sheets of Southern Mineral Corporation (a Nevada corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Mineral Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Houston, Texas
February 21, 1996

                          SOUTHERN MINERAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
                                                                             (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents..............................................  $   562     $    55
  Marketable securities..................................................       --       1,569
  Receivables............................................................    1,122         277
  Other..................................................................      387          72
                                                                           -------     -------
          Total current assets...........................................    2,071       1,973
PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL EFFORTS METHOD FOR
  OIL AND GAS ACTIVITIES
  Oil and gas producing properties.......................................   20,530       3,544
  Mineral rights.........................................................      167         102
  Unproven properties....................................................       15          22
  Office equipment.......................................................      178         160
  Accumulated depreciation and depletion.................................   (2,848)     (2,481)
                                                                           -------     -------
                                                                            18,042       1,347
PROPERTIES HELD FOR SALE AND OTHER.......................................    1,554          50
                                                                           -------     -------
          Total assets...................................................  $21,667     $ 3,370
                                                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................................................  $   665     $   290
  Note payable bank......................................................    3,500          --
  Current maturities of long term debt...................................    1,795          --
                                                                           -------     -------
          Total current liabilities......................................    5,960         290
Long term debt...........................................................    9,920          --
DEFERRED INCOME TAXES....................................................      606          --
STOCKHOLDERS' EQUITY
  Common stock -- par value $.01 per share; authorized 10,000,000 shares at December 31, 1995 and 1994, issued 6,369,519 and 4,161,600 at
     December 31, 1995 and 1994..........................................       64          42
  Additional paid-in capital.............................................    3,038         843
  Retained earnings......................................................    2,131       2,268
                                                                           -------     -------
                                                                             5,233       3,153
  Less: Treasury stock...................................................      (52)        (73)
                                                                           -------     -------
          Total stockholders' equity.....................................    5,181       3,080
                                                                           -------     -------
          Total liabilities and stockholders' equity.....................  $21,667     $ 3,370
                                                                           =======     =======

  The accompanying notes to financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                          SOUTHERN MINERAL CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                               1995         1994          1993
                                                              ------       -------       ------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
REVENUES
  Oil and gas...............................................  $2,044       $ 1,747       $2,891
  Interest..................................................      85            56           41
  Gains on sales of properties..............................     170            66          146
  Other income..............................................      61            20           --
                                                              ------       -------       ------
                                                               2,360         1,889        3,078
EXPENSES
  Production................................................     656           548          554
  Exploration...............................................     221         1,566        1,167
  Depreciation and depletion................................     792           704        1,208
  General and administrative................................     702           903        1,030
  Valuation reduction.......................................      --         1,724           --
  Severance benefit.........................................     117           135           --
                                                              ------       -------       ------
                                                               2,488         5,580        3,959
Loss before income taxes and the cumulative effect of a
  change in accounting for income taxes.....................    (128)       (3,691)        (881)
Provision (benefit) for federal and state income taxes
  Current provision (benefit)...............................       9           (11)        (161)
  Deferred Benefit..........................................      --          (547)        (118)
                                                              ------       -------       ------
                                                                   9          (558)        (279)
                                                              ------       -------       ------
Loss before the cumulative effect of a change in accounting
  for income tax............................................    (137)       (3,133)        (602)
Cumulative effect of a change in accounting for income
  taxes.....................................................      --            --           65
                                                              ------       -------       ------
Net loss....................................................  $ (137)      $(3,133)      $ (537)
                                                              ======       =======       ======
Loss per share before the cumulative effect of a change in
  accounting for income taxes...............................  $(0.02)      $ (0.78)      $(0.15)
Cumulative effect per share of a change in accounting for
  income taxes..............................................      --            --         0.02
                                                              ------       -------       ------
Net loss per share..........................................  $(0.02)      $ (0.78)      $(0.13)
                                                              ======       =======       ======

 The accompanying notes to financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                          SOUTHERN MINERAL CORPORATION

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS EQUITY
                        FOR THE YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                             COMMON STOCK      ADDITIONAL                 TREASURY STOCK
                                           ----------------     PAID-IN      RETAINED    ----------------
                                           SHARES    AMOUNT     CAPITAL      EARNINGS    SHARES    AMOUNT
                                           ------    ------    ----------    --------    ------    ------
BALANCE AT DECEMBER 31, 1992.............  4,162      $ 42       $  843      $  6,140      137      $ 73
Net loss.................................     --        --           --          (537)      --        --
Cash dividend of $.05 per share..........     --        --           --          (202)      --        --
                                           -----       ---       ------       -------      ---      ----
BALANCE AT DECEMBER 31, 1993.............  4,162        42          843         5,401      137        73
Net loss.................................     --        --           --        (3,133)      --        --
                                           -----       ---       ------       -------      ---      ----
BALANCE AT DECEMBER 31, 1994.............  4,162        42          843         2,268      137        73
Stock issued for director's fees.........     14        --           12            --       --        --
Odd lot tender offer.....................     --        --           --            --        4         6
Sale of treasury stock...................     --        --           11            --      (50)      (27)
Issuance of common stock for acquisition
  of Diverse Production Co...............  2,194        22        2,172            --       --        --
Net loss.................................     --        --           --          (137)      --        --
                                           -----       ---       ------       -------      ---      ----
BALANCE AT DECEMBER 31, 1995.............  6,370      $ 64       $3,038      $  2,131       91      $ 52
                                           =====       ===       ======       =======      ===      ====

  The accompanying notes to financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                          SOUTHERN MINERAL CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   1995       1994       1993
                                                                ---------    -------   --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.....................................................  $   (137)   $(3,133)   $  (537)
  Adjustments to reconcile net loss to cash provided by (used
     in) operating activities:
     Depreciation and depletion................................       792        704      1,208
     Gains on sales of assets..................................      (170)       (66)      (146)
     Valuation reduction.......................................        --      1,724         --
     Exploration expenses......................................       221      1,566      1,167
     Decrease in deferred taxes................................        --       (547)      (118)
     Common stock issued as compensation.......................        12         --         --
     Decrease in deferred taxes due to the cumulative effect of
       a change in accounting for income taxes.................        --         --        (65)
     Change in assets and liabilities, net of effects of
       acquisitions in 1995
       Decrease (increase) in receivables......................       214        216       (104)
       (Increase) decrease in other current assets.............       (39)       259        342
       Other...................................................       (70)        56         57
                                                                 --------    -------    -------
          Total adjustments....................................       960      3,912      2,341
                                                                 --------    -------    -------
     Net cash provided by operating activities.................       823        779      1,804
                                                                 --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of:
     Producing properties......................................       511         42         13
     Properties held for sale and unproven properties..........        97         94        649
  Decrease (increase) in marketable securities:
     Purchases.................................................    (1,914)    (3,810)    (3,960)
     Maturities and sales......................................     3,483      4,201      2,000
  Capital expenditures:
     Acquisition, exploration and development..................      (651)    (1,107)    (1,412)
     Properties held for sale..................................      (684)        --       (107)
  Cash paid for acquisition of Stone & Webster properties, net
     of cash received..........................................   (16,215)        --         --
  Other........................................................       (63)        (8)       (26)
                                                                 --------    -------    -------
          Net cash used in investing activities................   (15,436)      (588)    (2,843)
                                                                 --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt and note payable................    15,215         --         --
  Loan acquisition costs.......................................      (127)        --         --
  Proceeds from sale of treasury stock.........................        38         --         --
  Purchase of treasury stock...................................        (6)        --         --
  Dividends paid...............................................        --       (202)      (202)
                                                                 --------    -------    -------
          Net cash provided (used) in financing activities.....    15,120       (202)      (202)
                                                                 --------    -------    -------
Net increase (decrease) in cash and cash equivalents...........       507        (11)    (1,241)
Cash and cash equivalents at beginning of year.................        55         66      1,307
                                                                 --------    -------    -------
Cash and cash equivalents at end of year.......................  $    562    $    55    $    66
                                                                 ========    =======    =======

The accompanying notes to financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                          SOUTHERN MINERAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

NOTE 1

     General Business -- The Company is an oil and gas exploration and production company headquartered in Houston, Texas. The Company owns interests in over 1,800 oil and gas properties located along the Texas Gulf Coast, in the Mid-continent and in Canada. Operations are currently conducted in south central Texas where the Company operates two fields producing from the Wilcox formation. In addition to interests in oil and gas wells, the Company currently owns approximately 346,760 net mineral acres underlying some 665,148 gross surface acres. The Company currently has 23,071 net mineral acres in Mississippi, New Mexico and in the Texas panhandle under lease to others.

  Summary of Significant Accounting Policies

     Principles of Consolidation -- The consolidated financial statements include the accounts of Southern Mineral Corporation and its subsidiaries, all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated.

     Property and Equipment -- The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, the tangible and intangible development costs of productive wells and development dry holes are capitalized, and dry hole costs on exploratory wells are charged against income when the well is determined to be non-productive. Other exploratory expenditures, including geological and geophysical costs and delay rentals, are expensed as incurred. The cost of unevaluated leasehold acquisitions and wells in progress are included in unproven properties pending evaluation.

     Depreciation and depletion of producing oil and gas properties are computed separately on each individual property on the unit-of-production method based on estimated proved reserves. Depreciation of other property and equipment is computed on the straight-line method over the estimated useful lives of the assets.

     Maintenance and repairs are charged to expense as incurred.

     Oil and Gas Properties Held for Sale -- The costs of non-producing exploratory properties held for sale, including lease bonuses and other acquisition costs, are capitalized. Geological, geophysical, and other exploration costs of non-producing properties are capitalized to the extent such costs are reimbursed upon sale of the property, otherwise, such costs, if any, are expensed. For those properties in which the Company sells a portion of its interest, the cost of such properties, net of reimbursements, are removed from this account and included in property and equipment.

     Producing oil and gas properties, which have been identified for sale, are carried at the lower of cost or estimated market.

     Assets held for sale at December 31, 1995 include Venture Resources, Inc. and subsidiaries, which has a carrying cost of $675,000 (see Note 2). The assets of Venture Resources, Inc. and its subsidiaries consist of ten non-contiguous pipeline and gathering systems which are not part of the Company's core business operations.

     Income Taxes -- The Company adopted prospectively the Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," in 1993. The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method of accounting for income tax items to the asset and liability method. Previously, under the deferred method, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. (See Note 3.)

                          SOUTHERN MINERAL CORPORATION

     The Company deducts intangible development costs as incurred and deducts statutory depletion (percentage depletion) when it exceeds cost depletion for federal income tax purposes.

Cash Equivalents and Marketable Securities -- Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents and marketable securities are U.S. Treasury Bill investments and are carried at cost plus accrued interest, which approximates market.

Use of Estimates in the Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Pronouncements -- In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). SFAS No. 121 established guidance for the recognition and measurement of impairment losses for long-lived assets and certain intangibles and valuation of long-lived assets to be disposed. This statement is effective for years beginning after December 15, 1995. The Company does not believe the effect of SFAS No. 121 would be material to the financial statements taken as a whole.

     In 1995, the FASB also issued SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 allows entities to compute compensation cost related to employee stock options by either using a fair-value-based method or by continuing to use the method prescribed in APB No. 25 Accounting for Stock Issued to Employees (APB No. 25). Even if entities plan to continue to apply APB No. 25, they will be required to adopt the new disclosure requirements of SFAS No. 123. The effective date of this Statement is for years beginning after December 15, 1995. The Company plans to continue to apply APB No. 25.

Reclassifications -- Certain amounts in prior financial statements have been reclassified to conform to the 1995 financial statement presentation.

NOTE 2 ACQUISITIONS

     On April 6, 1995, the Company completed the acquisition of Diverse Production Co. (subsequently renamed SMC Production Co.), a Texas corporation, whose primary asset is its 15% general partner interest in Diverse GP III, a Texas general partnership. The total cost of the acquisition was $2,345,144. The Company issued 2,193,919 shares of common stock and 325,000 share options at an exercise price of $1.25 per share for a term of five years. The operating results of this acquisition are included in the Company's consolidated results of operations from April 1, 1995.

     On December 20, 1995, the Company completed the acquisition of certain oil and gas assets of Stone & Webster Oil Company, Inc., and the outstanding capital stock of Spruce Hills Production Company, Inc., San Salvador Development Company, Inc., and Venture Resources, Inc., which are engaged in oil and gas related business, including production, marketing and pipelines. The total cost of the acquisition was approximately $16,400,000.

     The acquisition was financed by bank borrowings of $15,215,000 and internally generated working capital of $1,209,000.

                          SOUTHERN MINERAL CORPORATION

     The following summarized pro forma (unaudited) information and assumes the acquisitions had occurred on January 1, 1994.

                                                                      TWELVE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1995         1994
                                                                      ------       -------
                                                                        (000'S OMITTED,
                                                                             EXCEPT
                                                                        PER SHARE DATA)
    Revenues........................................................  $8,001       $11,716
    Net loss........................................................    (557)       (2,852)
    Net loss per share..............................................  $ (.09)      $  (.46)

     These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of 1994 or 1995, respectively. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property, plant and equipment.

     Subsequent to December 31, 1995, the Company entered into an exploration arrangement with Diasu Oil & Gas Co., Inc. ("Diasu") and Diasu's two principal shareholders. Pursuant to the arrangement, on January 5, 1996, the Company issued the Diasu shareholders 175,000 shares of common stock and warrants to purchase up to 600,000 shares at $2.00 per share for a term of five years. The last reported sale price for the Company's common stock on January 5, 1996 on the NASDAQ SmallCap Market was $1.375 per share.

NOTE 3 FEDERAL AND STATE INCOME TAXES

     Differences between the effective tax rate and the statutory federal rate are as follows:

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                1995       1994       1993
                                                                -----      -----      -----
    Statutory rate for benefit................................  (34.0%)    (34.0%)    (34.0%)
    Valuation allowance.......................................   33.6       18.7         --
    State taxes, net of federal benefit.......................    4.5         .1         .9
    Other.....................................................    2.9         .1        1.4
                                                                ------     ------     ------
    Effective tax rate........................................    7.0%     (15.1%)    (31.7%)
                                                                =======    =======    =======

     Deferred taxes at December 31, consist of the following:

                                                                     1995          1994
                                                                   ---------     ---------
    Deferred tax assets:
      Net operating loss carryforwards...........................  $ 779,000     $ 676,000
      Alternative minimum tax credits............................     96,000        83,000
      Statutory depletion carryforwards..........................    110,000        96,000
                                                                   ---------     ---------
                                                                     985,000       855,000
    Valuation allowance..........................................   (405,000)     (812,000)
                                                                   ---------     ---------
                                                                     580,000        43,000
    Deferred tax liabilities:
      Oil and gas properties.....................................    580,000        43,000
      Oil and gas properties -- Canadian taxes...................    606,000            --
                                                                   ---------     ---------
                                                                   1,186,000        43,000
                                                                   ---------     ---------
                                                                   $(606,000)    $      --
                                                                   =========     =========

                          SOUTHERN MINERAL CORPORATION

     Effective January 1, 1993, the Company adopted the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which superseded both Accounting Principles Board Opinion No. 11 and Statement of Accounting Standards No. 96, "Accounting for Income Taxes." As permitted under this new standard, the Company elected to apply these provisions prospectively rather than restating prior year financial statements. The financial statement effect under the new standard resulted in a deferred tax benefit of approximately $65,000, or $.02 per share. This amount is reflected in 1993 as a cumulative effect of a change in accounting principle.

     For the year ended December 31, 1995, the income tax benefit was limited by the Company's inability to recognize all of the tax benefits of its net operating loss and future deductible temporary differences in the calculation of its tax expense under SFAS No. 109. For federal tax purposes, the Company has net operating loss carryforwards of approximately $1,987,000 and $2,293,000 for the years ended 1995 and 1994 respectively, which are available to offset future federal taxable income through 2011. The Company also has an alternative minimum tax credit carryforward of approximately $96,000 and statutory depletion carryforwards of $324,000 at December 31, 1995.

     Cash payments of approximately $9,000, $11,000 and $125,000 were made for federal and state income taxes during 1995, 1994 and 1993, respectively. The Company received approximately $14,000, $282,000 and $628,000 in refunds for federal and state income taxes during 1995, 1994 and 1993, respectively.

NOTE 4 RELATED PARTY TRANSACTIONS

     From time to time, certain directors and employees of the Company have participated as working interest owners in properties in which the Company holds a working interest. The total of such individuals' share of costs was not material in 1995. The Company does not anticipate that such individuals' share of future costs for such participations will be material.

     In September, 1995, the Company entered into a joint venture, Southern Links Group Joint Venture ("Southern Links"), to acquire, develop and market exploration prospects. The Company's joint venture partner is The Links Group, Inc. ("Links"), a company that is controlled by Robert Hillery, a director of the Company. The Company has agreed to fund all third party costs of Southern Links. Any proceeds from the sale of prospects or oil and gas from such prospects is distributed 100% to the Company until it receives an amount equal to the return of its invested capital, after which time all such proceeds and property interests, if any, are to be distributed 75% to the Company and 25% to Links.

     In connection with the Company's acquisition of DPC discussed in Note 2 above, the Company granted options exercisable for the following indicated number of shares of its common stock at $1.25 per share through April 6, 2000 to the indicated individual or entity controlled by him as partial consideration for DPC's stock: B. Travis Basham -- 77,500, Thomas R. Fuller -- 77,500, Donald
H. Wiese, Jr. -- 77,500 and Spencer L. Youngblood -- 77,500. Each of these individuals became directors of the Company in connection with Company's acquisition of DPC. Entities controlled by these individuals are also general partners of Diverse GP III, each having an approximate 20% general partner interest.

     In consideration for initiating the transactions pursuant to which the Company acquired DPC, the Company granted Robert R. Hillery, a director of the Company, an option to acquire 43,878 shares of the Company's common stock at $1.00 per share exercisable through April 6, 2000.

                          SOUTHERN MINERAL CORPORATION

NOTE 5 MAJOR CUSTOMERS

     The Company is principally engaged in a single industry segment, the exploration, development, and production of oil and gas reserves in the United States and Canada. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows:

                               CUSTOMER                             1995     1994     1993
                               --------                             ----     ----     ----
                                                                        (IN THOUSANDS)
    Moon-Hines-Tigrett Operating Co., Inc.........................  $ 21     $ 76     $529
    Mike Rogers Drilling Company..................................   746      651      965
    Ashtola Exploration Company...................................   208      283      144

NOTE 6 COMMON STOCK

     In connection with the offer and acceptance of employment, the new President and CEO was granted a non-qualified stock option on December 28, 1994, to purchase 450,000 shares of the Company's common stock at a price of $1.00 per share. The option is non-assignable, and is exercisable until ten years after the date of grant. Payment for the option can be made in cash, common stock of the Company, or a combination thereof. The average of the high and low price of a share of the Company's common stock on the date of grant was $.594. In addition, the Company sold 50,000 shares of the Company's treasury stock to the new President and CEO at a price per share of $.75, the high price of such stock on January 3, 1995.

     The Company has established the "1995 Non-Employee Director Compensation Plan" (the "1995 Plan") in order to compensate non-employee Directors with shares of the Company's common stock in lieu of cash fees. The 1995 Plan authorizes a total of 100,000 shares of common stock for issuance and provides that for attending a regular or special meeting of the Board of Directors each non-employee Director will be issued 1,000 shares of common stock.

     Subsequent to year end, the Board of Directors adopted the Company's 1996 Stock Option Plan ("Stock Option Plan"), subject to shareholder approval, pursuant to which certain key employees of the Company may receive stock options, in addition to any other compensation they may receive from the Company. An aggregate of 300,000 shares of the Company's common stock is reserved for issuance upon the exercise of options granted under the Stock Option Plan. The Company's President, Steven H. Mikel, has been granted an option exercisable for 10,000 shares of the Company's common stock at $1.50 per share, the last reported sales price of the common stock on the NASDAQ SmallCap Market on February 22, 1996, the date of grant. No other options have been granted under the Stock Option Plan.

     Subsequent to year end, concurrent with the adoption of the Stock Option Plan, the Board of Directors adopted the Company's 1996 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), subject to shareholder approval, which covers substantially all employees. An aggregate of 300,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the Employee Stock Purchase Plan. No options have been granted under the Employee Stock Purchase Plan.

                          SOUTHERN MINERAL CORPORATION

     The following table reflects the activity under the Company's various plans during the three-year period ended December 31, 1995:

                                                                    NUMBER OF   EXERCISE PRICE
                                                                     SHARES       PER SHARE
                                                                    ---------   --------------
    Outstanding at December 31, 1992..............................    40,000      $      3.38
    Granted.......................................................        --               --
    Cancelled.....................................................        --               --
    Exercised.....................................................        --               --
                                                                     -------
    Outstanding at December 31, 1993..............................    40,000      $      3.38
    Granted.......................................................   450,000             1.00
    Cancelled.....................................................        --               --
    Exercised.....................................................        --               --
                                                                     -------
    Outstanding at December 31, 1994..............................   490,000      $1.00-$3.38
    Granted.......................................................   368,878       1.00- 1.25
    Cancelled.....................................................   (40,000)            3.38
    Exercised.....................................................        --               --
                                                                     -------
    Outstanding at December 31, 1995..............................   818,878      $1.00-$1.25
                                                                     =======

NOTE 7 COMMITMENTS AND CONTINGENCIES

     The Company leases office space under a noncancellable operating lease expiring July 1, 1997. Lease commitments at December 31, 1995, are payable $137,328 in 1996 and $68,664 in 1997.

     No material legal proceedings are pending.

     The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability has been accrued as of December 31, 1995 and 1994.

NOTE 8 QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data of the Company are presented below for the years ended December 31, 1995 and 1994:

                                                            INCOME            NET         INCOME
                                                             FROM           INCOME        (LOSS)
    1995 QUARTER                            REVENUES     OPERATIONS(A)      (LOSS)       PER SHARE
    ------------                           ----------    -------------    -----------    ---------
    March 31.............................  $  472,000      $  379,000     $  (101,000)     $(.02)
    June 30..............................     687,000         504,000          (9,000)      (.00)
    September 30.........................     620,000         430,000          92,000        .01
    December 31..........................     581,000         391,000        (119,000)      (.02)
                                           ----------      ----------     -----------      -----
                                           $2,360,000      $1,704,000     $  (137,000)     $(.02)
                                           ==========      ==========     ===========      =====
    1994 QUARTER
    ------------
    March 31.............................  $  461,000      $  310,000     $(2,075,000)     $(.52)
    June 30..............................     480,000         332,000        (110,000)      (.02)
    September 30.........................     505,000         387,000          99,000        .02
    December 31..........................     443,000         312,000      (1,047,000)      (.26)
                                           ----------      ----------     -----------      -----
                                           $1,889,000      $1,341,000     $(3,133,000)     $(.78)
                                           ==========      ==========     ===========      =====

---------------

(a) Revenues less production expenses

                          SOUTHERN MINERAL CORPORATION

NOTE 9 RETIREMENT BENEFITS

     Prior to October 1, 1995, the Company had a 401(k) retirement plan covering all of its eligible employees. Under the 401(k) plan, subject to certain plan limitations and certain provisions of the Internal Revenue Code, plan participants may contribute up to 15% of their pre-tax compensation. The Company's matching contributions were generally limited to 10% of each plan participant's compensation for the year ended December 31, 1993. For the years ended December 31, 1994 and 1995, the Company contributed a matching contribution limited to 5% of each plan participant's compensation, except an additional qualified non-elective contribution of 3% of participant's compensation was made for non-key employees. The Company's contributions amounted to $5,000, $16,000 and $25,000 in 1995, 1994 and 1993, respectively.

     The Company terminated its 401(k) Retirement Plan in 1995, and adopted a Simplified Employee Pension Plan ("SEP"). The SEP allows employees to defer part of their salary. Employer contributions are optional, and the Company will determine annually whether it will contribute and at what level. The maximum amount that can be contributed annually per SEP plan participant from a combination of salary deferrals plus Company optional contributions is $22,500.

NOTE 10 OIL AND GAS PRODUCING ACTIVITIES

     The Company's capitalized costs of all oil and gas properties and related allowances for depreciation and depletion are as follows at December 31:

                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Proved properties................................................  $20,530     $ 3,544
    Unproven properties..............................................       15          22
    Less accumulated depreciation and depletion......................   (2,848      (2,377)
                                                                       -------     -------
    Total............................................................  $17,697     $ 1,189

     The Company's share of oil and gas revenues produced from its royalty interests was $169,000, $170,000 and $240,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

     The Company incurred the following costs in oil and gas activities for the year ended December 31:

                                                                 1995       1994      1993
                                                                -------     ----     ------
                                                                      (IN THOUSANDS)
    Property acquisition costs
      Proved..................................................  $18,009     $ --     $   --
      Unproved................................................      873      115        258
    Exploration costs.........................................      214      657        962
    Development cost..........................................      248      225        192
                                                                -------     ----     ------
    Total costs incurred......................................  $19,334     $997     $1,412
                                                                =======     ====     ======

                          SOUTHERN MINERAL CORPORATION

RESERVE QUANTITY INFORMATION (UNAUDITED) --

     The following two tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally located onshore in the continental United States and Canada. The information is provided by independent petroleum engineering firms.

                                           DOMESTIC                   CANADIAN                    TOTAL
                                    -----------------------    ----------------------    -----------------------
                                       OIL          GAS           OIL          GAS          OIL          GAS
                                    (BARRELS)      (MCF)       (BARRELS)      (MCF)      (BARRELS)      (MCF)
                                    ---------    ----------    ---------    ---------    ---------    ----------
PROVED RESERVES
Balance, December 31, 1992........   852,879      1,870,656          --            --      852,879     1,870,656
Extensions, discoveries and other
  additions.......................       500        131,019          --            --          500       131,019
Revisions of previous estimates...  (268,785)      (216,876)         --            --     (268,785)     (216,876)
Production........................  (110,108)      (545,942)         --            --     (110,108)     (545,942)
                                     -------     ----------     -------     ---------    ---------    ----------
Balance, December 31, 1993........   474,486      1,238,857          --            --      474,486     1,238,857
Extensions, discoveries and other
  additions.......................    45,834        245,190          --            --       45,834       245,190
Revisions of previous estimates...  (213,258)      (397,443)         --            --     (213,258)     (397,443)
Production........................   (78,866)      (300,544)         --            --      (78,866)     (300,544)
                                     -------     ----------     -------     ---------    ---------    ----------
Balance, December 31, 1994........   228,196        786,060          --            --      228,196       786,060
Extensions, discoveries and other
  additions.......................        66          8,449          --            --           66         8,449
Revisions of previous estimates...   (24,715)      (145,903)         --            --      (24,715)     (145,903)
Purchases of minerals in place....   568,702     20,400,151     868,495     5,786,239    1,437,197    26,186,390
Production........................   (84,848)      (404,319)         --            --      (84,848)     (404,319)
                                     -------     ----------     -------     ---------    ---------    ----------
Balance, December 31, 1995........   687,401     20,644,438     868,495     5,786,239    1,555,896    26,430,677
                                     =======     ==========     =======     =========    =========    ==========
PROVED DEVELOPED RESERVES
Balance, December 31, 1993........   474,486      1,238,857           0             0      474,486     1,238,857
Balance, December 31, 1994........   228,196        786,060           0             0      228,196       786,060
Balance, December 31, 1995........   687,401     20,644,438     868,495     5,786,239    1,555,896    26,430,677

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED) --

     The information that follows has been developed by the Company pursuant to procedures prescribed by Statement No. 69 of the Financial Accounting Standards Board and utilizes reserve data estimated by independent petroleum engineering firms. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

     The future cash flows are based on sales prices, costs, and statutory income tax rates in existence at the dates of the projections. Since future projections are inherently imprecise, material revisions to reserve estimates may occur in the future. Further, production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred are expected to vary from those used. Management does not rely upon the information that follows in making investment and operating decisions; rather, those decisions are based upon a wide range of factors, including estimates of probable reserves, proved reserves, and price and cost assumptions different from those reflected herein.

                          SOUTHERN MINERAL CORPORATION

     The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves as of December 31 (all Company reserves were located in the United States prior to 1995): (in thousands)

                                                          1995
                                             -------------------------------
                                               U.S.      CANADA      TOTAL       1994       1993
                                             --------    -------    --------    -------    -------
Future cash inflows........................  $ 53,075    $21,063    $ 74,138    $ 4,891    $ 9,113
Future production and development costs....   (12,827)    (9,520)    (22,347)    (1,412)    (2,705)
Future income taxes........................    (9,165)    (1,938)    (11,103)      (697)    (1,058)
                                              -------    -------     -------    -------    -------
          Future net cash flows............    31,083      9,605      40,688      2,782      5,350
10% Annual discount........................   (13,793)    (2,295)    (16,088)      (448)    (1,315)
                                              -------    -------     -------    -------    -------
Standardized measure of discounted future
  net cash flows...........................  $ 17,290    $ 7,310    $ 24,600    $ 2,334    $ 4,035
                                              =======    =======     =======    =======    =======
Standardized measure -- Beginning of
  year.....................................  $  2,334    $    --    $  2,334    $ 4,035    $ 6,036
Oil and gas sales, net of production
  costs....................................    (1,388)        --      (1,388)    (1,199)    (2,338)
Sales of reserves in place.................        --         --          --         --         --
Purchases of reserves in place.............    17,281      8,065      25,346         --         --
Net changes in prices, net of production
  costs....................................       (73)        --         (73)       (78)      (374)
Extensions and discoveries.................        14         --          14        810        169
Revisions to previous quantity estimates...      (390)        --        (390)    (1,835)    (1,783)
Net change in income taxes.................     1,556       (755)        801         --      1,008
Accretion of discount......................       284         --         284        454        755
Changes in estimated future development
  costs....................................       230         --         230         27        542
Changes in production rates and other......    (2,558)        --      (2,558)       120         20
                                              -------    -------     -------    -------    -------
Standardized measure -- end of year........  $ 17,290    $ 7,310    $ 24,600    $ 2,334    $ 4,035
                                              =======    =======     =======    =======    =======

NOTE 11 LONG TERM DEBT AND NOTE PAYABLE BANK

     On December 20, 1995, the Company entered into a credit facility consisting of a secured reducing revolving line of credit with an initial borrowing base of $12,500,000 ("Revolver Note") and a term note for $3,500,000 ("Term Note"). The Term Note matures on July 1, 1996. The Revolver Note reduces by $215,000 per month commencing January 1, 1996, and is reviewed by the bank semi-annually until maturity on June 1, 1998. Under the terms of the Revolver Note, the borrowing base is redetermined semi-annually by the lending bank based upon its calculation of changes in the underlying reserve values securing the credit facility. As of December 31, 1995, the Company has borrowed $11,715,000 under the Revolver Note leaving an unfunded commitment of $785,000. The Term Note bears an interest rate of the lending bank's prime rate plus two percent, floating. The Revolver Note bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus two and one-half percent. Upon payment of the Term Note, the LIBOR rate on the Revolver Note is reduced to LIBOR plus two and one-quarter percent. The Revolver Note is payable $1,795,000 in 1996, $2,580,000 in 1997, and $7,340,000 in 1998.

     The loans are cross-collateralized by substantially all of the assets of the Company and its subsidiaries. The credit facility contains certain covenants relating to the Company's financial condition.

                          SOUTHERN MINERAL CORPORATION

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

     Items 9 through 12 of this Part III are omitted since the Company expects to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1995 a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. Items 9 through 12 are hereby incorporated by reference herein from such proxy statement. If, for any reason, such proxy statement is not filed within such period, this Form 10-KSB will be appropriately amended.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

 EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
---------- ----------------------------------------------------------------------------------
   3.1     -- Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit (a)(3)(a) of Item 14, Part IV of the Company's
              Annual Report on Form 10-K filed for the year ended December 31, 1989).
   3.2     -- Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit (a)(3)(b) of Item 14, Part IV of the Company's Annual
              Report on Form 10-K filed for the year ended December 31, 1989).
  10.1     -- Stock Option Agreement made as of December 31, 1994 between Southern Mineral
              Corporation and Steven H. Mikel (incorporated by reference to Exhibit (h) to annual report on Form 10-K for year ended December 31, 1994).
  10.2     -- Exchange Agreement by and among Diverse Production Co., the Shareholders of
              Diverse Production Co., and Southern Mineral Corporation dated March 2, 1995
              (incorporated by reference to Exhibit (i) to annual report on Form 10-K for year ended December 31, 1994).
  10.3     -- Severance Agreement between Phinn W. Townsend and Southern Mineral Corporation dated December 28, 1994 (incorporated by reference to Exhibit (j) to annual report on Form 10-K for year ended December 31, 1994).
  10.4     -- Southern Mineral Corporation 1995 Non-employee Director Compensation Plan
              (incorporated by reference to Exhibit (k) to a current report on Form 10-K filed on March 23, 1995).
  10.5     -- Purchase and Sale Agreement, dated as of October 31, 1995, by and among Stone &
              Webster, Incorporated, Stone & Webster Oil Company, Inc. and Southern Mineral
              Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Registrant dated October 31, 1995).
  10.6     -- Credit Agreement, dated December 20, 1995, between Southern Mineral
              Corporation, SMC Production Co., San Salvador Development Company, Inc.,
              Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company,
              Spruce Hills Production Company, Inc., and Compass Bank-Houston for Reducing
              Revolving Line of Credit of up to $25,000,000 (incorporated by reference to
              Exhibit 10.1 to Form 8-K of Registrant dated December 20, 1995).
  10.7     -- Promissory Note, dated December 20, 1995, in the original principal amount of
              $25,000,000 made by Southern Mineral Corporation, SMC Production Co., San
              Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline
              Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. in
              favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.2 to
              Form 8-K of Registrant dated December 20, 1995).

 EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
---------- ----------------------------------------------------------------------------------
  10.8     -- Credit Agreement, dated December 20, 1995, between Southern Mineral
              Corporation, SMC Production Co., San Salvador Development Company, Inc.,
              Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company,
              Spruce Hills Production Company, Inc. and Compass Bank-Houston for Term Loan of
              $3,500,000 (incorporated by reference to Exhibit 10.3 to Form 8-K of Registrant dated December 20, 1995).
  10.9     -- Promissory Note, dated December 20, 1995, in the original principal amount of
              $3,500,000 made by Southern Mineral Corporation, SMC Production Co., San
              Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline
              Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. in
              favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.4 to
              Form 8-K of Registrant dated December 20, 1995).
  10.10    -- 1996 Stock Option Plan (filed herewith).
  10.11    -- 1996 Employee Stock Purchase Plan (filed herewith).
  10.12    -- Joint Venture Agreement, dated October 1, 1995, between Southern Mineral
              Corporation and The Links Group, Inc. (filed herewith).
  10.13    -- Option Agreement, dated January 5, 1996, between Southern Mineral Corporation and Diasu Oil & Gas Co., Inc. covering an exploration joint venture agreement
              (filed herewith).
  10.14    -- Stock Option Agreement dated April 6, 1995, between Southern Mineral
              Corporation and Robert R. Hillery (filed herewith).
  21.1     -- Subsidiaries of the Company

                                                             OTHER NAME UNDER WHICH        JURISDICTION OF
                        NAME OF SUBSIDIARY                SUBSIDIARY CONDUCTS BUSINESS      INCORPORATION
           ---------------------------------------------  ----------------------------     ---------------
              SMC Production Company                            None                        Texas
              Venture Resources, Inc.                           None                        Texas
              Venture Pipeline Company                          None                        Texas
              Venture Processing Company                        None                        Texas
              Vengas Marketing Company                          None                        Texas
              Venture Distribution Company                      None                        Texas
              Vengas Pipeline Company                           None                        Texas
              Spruce Hills Production Co.                       None                        Delaware
              San Salvador Development Company, Inc.            None                        Texas
  23.1     -- Consent of Independent Certified Public Accountants (filed herewith).
  27.1     -- Financial Data Schedule (filed herewith).

(b) Report on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SOUTHERN MINERAL CORPORATION

                                            By: /s/  STEVEN H. MIKEL
                                               ------------------------------
                                                      Steven H. Mikel
                                               President and Chief Executive
                                                          Officer

Date: March 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                  SIGNATURE                     TITLE                          DATE
                  ---------                     -----                          ----
 /s/  B. TRAVIS BASHAM                     Director                          March 22, 1996
------------------------------
      B. Travis Basham

 /s/  THOMAS R. FULLER                     Director                          March 22, 1996
------------------------------
      Thomas R. Fuller

 /s/  ROBERT R. HILLERY                    Director                          March 22, 1996
------------------------------
      Robert R. Hillery

 /s/  E. RALPH HINES, JR.                  Director                          March 22, 1996
------------------------------
      E. Ralph Hines, Jr.

 /s/  HOWELL H. HOWARD                     Director and Chairman of the      March 22, 1996
------------------------------             Board of Directors
      Howell H. Howard

 /s/  STEVEN H. MIKEL                      Director, President, Chief        March 22, 1996
------------------------------             Executive Officer, and
      Steven H. Mikel                      Acting Principal Financial
                                           and Accounting Officer


 /s/  JAMES E. NIELSON                     Director                          March 22, 1996
------------------------------
      James E. Nielson

 /s/  DONALD H. WIESE, JR.                 Director                          March 22, 1996
------------------------------
      Donald H. Wiese, Jr.

 /s/  SPENCER L. YOUNGBLOOD                Director                          March 22, 1996
------------------------------
      Spencer L. Youngblood

                         SOUTHERN MINERAL CORPORATION

                                EXHIBIT INDEX

        10.10        -- 1996 Stock Option Plan (filed herewith).

        10.11        -- 1996 Employee Stock Purchase Plan (filed herewith).

        10.12        -- Joint Venture Agreement, dated October 1, 1995, between Southern
                        Mineral Corporation and The Links Group, Inc. (filed herewith).

        10.13        -- Option Agreement, dated January 5, 1996, between Southern Mineral
                        Corporation and Diasu Oil & Gas Co., Inc. covering an exploration joint venture agreement (filed herewith).

        10.14        -- Stock Option Agreement dated April 6, 1995, between Southern Mineral
                        Corporation and Robert R. Hillery (filed herewith).

        23.1         -- Consent of Independent Certified Public Accountants (filed herewith).

        27.1         -- Financial Data Schedule (filed herewith).