Form 10QSB
period 1996-03-31
SOUTHERN MINERAL CORP
filed 1996-05-08
CIK 92223

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1996

                                       OR

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-8043

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

         Issuer's telephone number, including area code: (713) 658-9444




         Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X             No
                               ---                ---

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: As of May 6, 1996, there were 6,552,519 shares of the issuer's common stock outstanding.

           Transitional Small Business Disclosure Format (check one):

                          Yes                No   X
                               ---               ---

================================================================================

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS

================================================================================


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheet as of March 31, 1996.........................3
      Consolidated Statement of Operations for the
            three months ended March 31, 1996 and 1995........................4
      Consolidated Statement of Cash Flows for the
            three months ended March 31, 1996 and 1995........................5
      Notes to Consolidated Financial Statements..............................6

Item 2. Management's Discussion and Analysis

      Financial Condition and Results of Operations...........................7
      Liquidity and Capital Resources.........................................8

PART II. OTHER INFORMATION....................................................9

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)



                                                        MARCH 31          DECEMBER 31
                                                          1996                1995
                                                       -----------       ------------
                                                              (000's omitted)
ASSETS
CURRENT ASSETS
  Cash                                                  $   112             $   562
  Receivables & other                                     1,767               1,509
                                                        -------             -------
    TOTAL CURRENT ASSETS                                  1,879               2,071
                                                        -------             -------
Property and Equipment, At Cost
    USING THE SUCCESSFUL EFFORTS METHOD
    FOR OIL AND GAS ACTIVITIES
  Property, plant and equipment                          21,155              20,890
  Accumulated depreciation and depletion                 (3,395)             (2,848)
                                                        -------             -------
     TOTAL PROPERTY AND EQUIPMENT                        17,760              18,042
                                                        -------             -------
OTHER ASSETS
  Properties held for sale & other                        1,367               1,554
                                                        -------             -------
      TOTAL OTHER ASSETS                                  1,367                1554
                                                        -------             -------
     TOTAL ASSETS                                       $21,006             $21,667
                                                        =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $   641             $   665
  Notes payable bank                                      3,500               3,500
  Current maturities of long term debt                      605               1,795
                                                        -------             -------
    TOTAL CURRENT LIABILITIES                             4,746               5,960
                                                        -------             -------
  Long term debt                                          9,395               9,920
  Deferred income taxes                                     606                 606
                                                        -------             -------
    TOTAL LIABILITIES                                    14,747              16,486
                                                        -------             -------
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share
     authorized 10,000,000 shares at March 31, 1996,
     and December 31, 1995, issued 6,552,519 and
     6,369,519 shares at March 31, 1996, and
     December 31, 1995, respectively                         66                  64
  Additional paid-in capital                              3,290               3,038
  Retained earnings                                       2,956               2,131
                                                        -------             -------
                                                          6,312               5,233
  Less cost of 91,183 shares of common stock in
     treasury March 31, 1996, and December 31,
     1995, respectively                                     (53)                (52)
                                                        -------             -------
     TOTAL STOCKHOLDERS' EQUITY                           6,259               5,181
                                                        -------             -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $21,006             $21,667
                                                        =======             =======


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31
                                                            --------------------------
                                                                1996          1995
                                                            ------------  ------------
                                                              (000's omitted except
                                                                 per share data)
Revenue
  Oil and gas                                               $    2,325    $      442
  Gas marketing                                                    281             0
  Gain on sale and other                                           364            30
                                                            ----------    ----------
  Total                                                          2,970           472
                                                            ----------    ----------
Expenses
  Production                                                       540            93
  Exploration                                                       29           165
  Gas purchase expense                                             183             0
  Depreciation & depletion                                         569           101
  Interest expense                                                 327             0
  General & administrative                                         385           214
                                                            ----------    ----------
  Total                                                          2,033           573
                                                            ----------    ----------
Income (loss) before income taxes                                  937          (101)

Provision for federal & state income taxes                         112             0
                                                            ----------    ----------

Net Income (loss)                                           $      825    $     (101)
                                                            ==========    ==========

Income (loss) per share                                     $     0.13    $    (0.02)
                                                            ==========    ==========

Weighted average shares outstanding                          6,449,072     4,074,421
                                                            ----------    ----------


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                                                   THREE MONTHS
                                                                                                  ENDED MARCH 31
                                                                                          -------------------------------
                                                                                            1996                   1995
                                                                                          ---------             ---------
                                                                                                  (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                                       $  825                 $ (101)
   Adjustments to net income (loss), net of the effects
     of disposition in 1996                                                                  (653)                   271
                                                                                           ------                 ------
   Net cash provided by operating activities                                                  172                    170
                                                                                           ------                 ------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sales of properties                                                           72                      0
   Decrease in marketable securities                                                            0                     70
   Capital expenditures                                                                      (122)                  (281)
   Net cash received on disposition of assets                                               1,143                      0
                                                                                           ------                 ------
   Net cash provided by (used in) investing activities                                      1,093                   (211)
                                                                                           ------                 ------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payments of long term debt                                                              (1,715)                     0
   Proceeds from issuance of common stock                                                       0                     37
                                                                                           ------                 ------
   Net cash (used in) provided by financing activities                                     (1,715)                    37
                                                                                           ------                 ------
Net decrease in cash                                                                         (450)                    (4)

Cash at beginning of period                                                                   562                     55
                                                                                           ------                 ------
Cash at end of period                                                                      $  112                 $   51
                                                                                           ======                 ======

Supplemental Disclosure of Cash Flow Information.

During 1996 the Company exchanged 175,000 shares of common stock with a value of $241,000 for properties.

Cash paid for interest                                                                        328                      0
Cash paid for taxes                                                                           112                      3


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION


               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operation for the three months ended March 31, 1996 and 1995 and statements of cash flows for the three months then ended have been included.

NOTE 2 - ACQUISITIONS

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

On December 20, 1995, the Company completed the acquisition of certain oil and gas assets of Stone & Webster Oil Company, Inc., and the outstanding capital stock of Spruce Hills Production Company, Inc., San Salvador Development Company, Inc., and Venture Resources, Inc., which are engaged in oil and gas related businesses, including production, marketing and pipelines. The total cost of the acquisition was approximately $16,400,000. The acquisition was financed by bank borrowings of $15,215,000 and internally generated working capital of $1,209,000.

The following summarizes pro forma (unaudited) information and assumes the acquisitions had occurred on January 1, 1995.

                                           Three Months Ended March 31, 1995
                                           ---------------------------------
                                         (000's omitted, except per share data)
Revenues                                               $   2,767
Net Income                                                   421

Net lncome per share                                   $     .07

These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1995. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price, depreciation on revalued property, plant and equipment and general and administrative expenses.

                          SOUTHERN MINERAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Period Ended March  31, 1996
As Compared to the Period Ended March  31, 1995

The Company recorded a profit of $825,000, or $.13 per share, for the three months ended March 31, 1996, compared to a loss of $101,000, or $.02 per share, in the comparable 1995 period. Revenues for the quarter ended March 31, 1996, were $2,970,000, up 529% compared to revenues for same period in 1995 of $472,000. Expenses for the quarter ended March 31, 1996, were $2,033,000, up 255% compared to expenses of $573,000 for the quarter ended March 31, 1995.
The quarter ended March 31, 1996, includes the results of operations from the acquisition of certain oil and gas assets and companies of Stone & Webster, Inc., which closed on December 20, 1995, and the acquisition of a 15% general partnership interest in Diverse GP III, which closed on April 6, 1995.

The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher prices for natural gas. Natural gas production in the first quarter of 1996 was 737.7 Mmcf, a 986% increase compared to first quarter 1995 production of 68 Mmcf. The Company's crude oil production in the quarter ended March 31, 1996, increased 174% to 53,995 barrels compared to 19,684 barrels in 1995. The Company's average oil price in the quarter ended March 31, 1996, decreased 3% to $16.27 per barrel compared to $16.72 per barrel in the same period in 1995. Natural gas prices in the quarter ended March 31, 1996, increased 6% to $1.76 per Mcf, as compared to $1.66 per Mcf in the same period in 1995. Higher production volumes were primarily due to the acquisition of an interest in Diverse GP III, and of certain oil and gas assets and companies of Stone & Webster, Inc, mentioned above. In March, 1996, the Company sold Venture Resources, Inc., and its subsidiaries ("Venture") for approximately $1,100,000 net of associated expenses. Venture's assets consisted of ten pipeline and gathering systems, which did not form a part of the Company's long term business strategy. The proceeds of the sale were used to reduce the Company's bank debt. Revenue and income increased in the quarter ended March 31, 1996, by $318,000 as a result of the gain on the sale of the Venture pipeline and gathering assets.

The increase in expenses in the quarter ended March 31, 1996, is primarily the result of the inclusion of the above mentioned acquisitions. Production expenses increased 481% to $540,000 in 1996 from $93,000 in 1995. Interest expense for the quarter ended March 31, 1996 is $327,000, and results from the bank debt incurred to finance the acquisition of the Stone & Webster, Inc. assets. There is no interest expense in the comparable quarter in 1995. Depreciation and depletion expense increased 463% to $569,000 in the quarter ended March 31, 1996, from $101,000 in the comparable quarter in 1995. The Company computes depreciation and depletion expenses on each producing property on a unit-of- production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. General and administrative costs are $385,000 in the quarter ended March 31, 1996, up 80% from $214,000 in the comparable period in 1995. Taxes of $112,000 in the quarter ended March 31, 1996, are a result of foreign income taxes relating to income from Canadian operations acquired in December 1995; there were no comparable taxes in same period in 1995. By contrast, exploration expenses declined 82% to $29,000 in 1996 from $165,000 in 1995. Since the Company uses the successful efforts method of accounting, exploration expenses may generally vary greatly from year to year based upon the level of exploration activity during the year. The decline in exploration expenses in the quarter ended March 31, 1996, is primarily the result of decreased exploration activity due to a change in the Company's focus away from higher risk exploration and towards the acquisition of existing reserves, exploitation and controlled risk exploration.


LIQUIDITY AND CAPITAL RESOURCES
For the Period Ended March 31, 1996

On December 20, 1995, the Company entered into credit facilities with a bank that consist of a secured reducing revolving line of credit of $12,500,000 ("Revolver Note") and a note payable of $3,500,000 ("Term Note"), (collectively, the "Credit Facility"). The proceeds of the Credit Facility were used to finance the acquisition of certain oil and gas assets of Stone & Webster, Inc. At March 31, 1996, the Revolver Note had a balance of $10,000,000, and available commitments to borrow $1,855,000. As of March 31, 1996, the Revolver Note borrowing base was $11,855,000, and reduces $205,000 per month. The borrowing base is reviewed by the bank semi-annually until maturity on June 1, 1998. The Term Note is due on July 1, 1996, and is expected to be refinanced prior to maturity by the Company. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. The Credit Facility contains certain covenants relating to the Company's financial condition. The Term Note bears an interest rate of the lending bank's prime rate plus two percent, floating. The Revolver Note bears interest, at the Company's option, of either prime rate floating or at the LIBOR rate plus two and one-half percent. Upon payment of the Term Note, the LIBOR rate option on the Revolver Note is reduced to LIBOR plus two and one-quarter percent. The Revolver Note commitment is reduced by $1,845,000 in the nine months ended December 31, 1996, $2,460,000 in 1997, and $7,550,000 in 1998. The Company reduced the amount outstanding under the bank Credit Facility by $1,715,000 to $13,500,000 as of March 31, 1996, compared to $15,215,000 as of December 31, 1996.

Working capital in the quarter ended March 31, 1996, increased $1,022,000 or 26% to a deficit $2,867,000 from a deficit $3,889,000 as of December 31, 1995. The working capital deficit of $2,867,000 as of March 31, 1996, includes $605,000 outstanding under the Revolver Note and $3,500,000 outstanding under the Term Note.

Cash and cash equivalents and marketable securities declined to $112,000 at March 31, 1996, from $562,000 at December 31, 1995. Unadvanced bank commitments to borrow under the Revolver Note at March 31, 1996, increased to $1,855,000 from $785,000 as of December 31, 1995.

The Company anticipates that it will rely on various sources to fund its principal business activity of acquiring oil and gas producing reserves. Such funding sources may include, but not be limited to, working capital, the issuance of the Company's capital stock, public and private equity markets and lending institutions such as banks and energy investment firms.

The Company did not pay dividends in the period ended March 31, 1996, nor in fiscal 1995 or 1994. In addition, the Company's Credit Facility currently restricts the declaration or payment of dividends. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

                                    PART II

                               OTHER INFORMATION


Items 1, 2, 3, 4, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (A)     EXHIBITS:

                     27.1         Financial Data Schedule

             (B)     REPORT ON FORM 8-K:

                     Reports on Form 8-K and 8-K/A dated December 20, 1995, disclosing the acquisition of certain oil and gas assets and companies from Stone & Webster, Inc. and the financial statements of businesses acquired including pro-forma financial information on the acquisition.





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SOUTHERN MINERAL CORPORATION


Date: May 7, 1996                   By                  /s/
                                      ------------------------------------------
                                                  Steven H. Mikel
                                      President and Chief Executive Officer