Form 10QSB
period 1996-06-30
SOUTHERN MINERAL CORP
filed 1996-08-08
CIK 92223

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                Yes   X         No
                                   ------         ------

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: As of August 5, 1996, there were 6,560,519 shares of the Issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):

                                Yes             No   X
                                   ------         ------

================================================================================

                        SOUTHERN MINERAL CORPORATION
                              TABLE OF CONTENTS
- --------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

      Condensed Consolidated Balance Sheet as of June 30, 1996................................... 3
      Condensed Consolidated Statement of Operations for the
            three and six months ended June 30, 1996 and 1995.................................... 4
      Condensed Consolidated Statement of Cash Flows for the
            six months ended June 30, 1996 and 1995.............................................. 5
      Notes to Condensed Consolidated Financial Statements....................................... 6

Item 2. Management's Discussion and Analysis

      Financial Condition and Results of Operations.............................................. 7
      Liquidity and Capital Resources............................................................ 9

PART II. OTHER INFORMATION.......................................................................10

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)





                                                                          JUNE 30        DECEMBER 31
                                                                           1996              1995
                                                                        -----------      -----------
                                                                                (000'S OMITTED)
ASSETS
CURRENT ASSETS
  Cash...............................................................   $   200            $   562
  Receivables & other................................................     1,670              1,509
                                                                        -------            -------
       Total current assets..........................................     1,870              2,071
PROPERTY AND EQUIPMENT, AT COST
    USING THE SUCCESSFUL EFFORTS METHOD
    FOR OIL AND GAS ACTIVITIES
  Property, plant and equipment......................................    21,870             20,890
  Accumulated depreciation and depletion.............................    (4,105)            (2,848)
                                                                        -------            -------
                                                                         17,765             18,042
  PROPERTIES HELD FOR SALE & OTHER...................................     1,586              1,554
                                                                        -------            -------
       Total assets..................................................   $21,221            $21,667
                                                                        =======            =======




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued liabilities.............................      $680            $   665
  Notes payable bank.................................................         0              3,500
  Current maturities of long term debt...............................         0              1,795
                                                                        -------            -------
       Total current liabilities.....................................       680              5,960
   Long term debt....................................................    12,900              9,920
DEFERRED INCOME TAXES................................................       738                606
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized
     20,000,000 and 10,000,000 shares at June 30, 1996,
     and December 31, 1995, respectively; issued 6,560,519 and
     6,369,519 shares at June 30, 1996, and December 31, 1995........        66                 64
  Additional paid-in capital.........................................     3,313              3,038
  Retained earnings..................................................     3,576              2,131
                                                                        -------            -------
                                                                          6,955              5,233
  Less: Treasury stock...............................................       (52)               (52)
                                                                        -------            -------
     Total stockholders' equity......................................     6,903              5,181
                                                                        -------            -------
     Total liabilities and stockholders' equity......................   $21,221            $21,667
                                                                        =======            =======





         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)





                                                                      THREE MONTHS ENDED                  SIX MONTHS Ended
                                                                           JUNE 30                           JUNE 30
                                                                 ---------------------------       ----------------------------
                                                                     1996            1995              1996              1995
                                                                 ----------      -----------       ------------     -----------
                                                                        (000's Omitted)                   (000's Omitted)
REVENUE
  Oil and gas................................................    $    2,827      $      597        $    5,433       $    1,039
  Gain on sale and other.....................................           225              90               589              120
                                                                 ----------      ----------        ----------       ----------
                                                                      3,052             687             6,022            1,159

EXPENSES
  Production.................................................           627             183             1,350              276
  Exploration................................................            54              28                83              193
  Depreciation & depletion...................................           612             179             1,181              280
  Interest expense...........................................           292               0               619                0
  General & administrative...................................           438             189               823              403
  Severance benefit..........................................             0             117                 0              117
                                                                 ----------      ----------        ----------       ----------
                                                                      2,023             696             4,056            1,269

Income (loss) before income taxes............................         1,029              (9)            1,966             (110)
Provision for federal & state income taxes
  Current provision..........................................           241               0               353                0
  Defered provision..........................................           168               0               168                0
                                                                 ----------      ----------        ----------       ----------
                                                                        409               0               521                0
                                                                 ----------      ----------        ----------       ----------

Net income (loss)............................................          $620             ($9)           $1,445            ($110)
                                                                 ==========      ==========        ==========       ==========

Income (loss) per share......................................         $0.10           $0.00             $0.22           ($0.02)
                                                                 ==========      ==========        ==========       ==========

Weighted average shares outstanding..........................    $6,465,468      $6,147,773        $6,457,270       $5,114,614
                                                                 ----------      ----------        ----------       ----------





         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)




                                                                      SIX MONTHS
                                                                    ENDED JUNE 30
                                                                ---------------------
                                                                 1996           1995
                                                                ---------     -------
                                                                   (000's Omitted)
Cash Flows from Operating Activities
   Net income (loss).........................................   $   1,445       ($110)
   Adjustments to net income (loss), net of the effects
     of disposition in 1996..................................          28         382
                                                                ---------     -------
   Net cash provided by operating activities.................       1,473         272
                                                                ---------     -------


Cash Flows from Investing Activities
   Proceeds from sales of properties.........................         183          37
   (Increase) in marketable securities.......................           0         (88)
   Capital expenditures......................................        (846)       (291)
   Net cash received on disposition of assets................       1,143           0
                                                                ---------     -------
   Net cash provided by (used in) investing activities.......         480        (342)
                                                                ---------     -------


Cash Flows from Financing Activities
   Payments of long term debt................................      (2,315)          0
   Proceeds from issuance of common stock....................           0          36
                                                                ---------     -------
   Net cash (used in) provided by financing activities.......      (2,315)         36
                                                                ---------     -------

Net decrease in cash.........................................        (362)        (34)

Cash at beginning of period..................................         562          55
                                                                ---------     -------

Cash at end of period........................................        $200         $21
                                                                =========     =======

Supplemental Disclosure of Cash Flow Information.

During 1996 the Company exchanged 175,000 shares of common stock with a value of $241,000 for properties.


Cash paid for interest                                                553           0
Cash paid for taxes                                                   317           9





        The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995.
In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of operation for the three months and six months ended June 30, 1996 and 1995 and statements of cash flows for the six months then ended have been included.



NOTE 2 - ACQUISITIONS

On December 20, 1995, the Company completed the acquisition of certain oil and gas assets of Stone & Webster, Inc., and the outstanding capital stock of Spruce Hills Production Company, Inc., San Salvador Development Company, Inc., and Venture Resources, Inc., which are engaged in oil and gas related businesses, including production, marketing and pipelines. The total cost of the acquisition was approximately $16,400,000. The acquisition was financed by bank borrowings of $15,215,000 and internally generated working capital of $1,209,000.

The following summarizes pro forma (unaudited) information and assumes the acquisition had occurred on January 1, 1995.

                                          Six Months Ended June 30, 1995
                                          ------------------------------
                                      (000's omitted, except per share data)
Revenues                                            $   5,520
Net Income                                                909

Net lncome per share                                $     .14

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

                          SOUTHERN MINERAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended June 30, 1996
As Compared to the Quarter Ended June 30, 1995

The Company recorded income of $620,000, or $.10 per share, for the three months ended June 30, 1996, compared to a loss of $9,000 in the comparable 1995 period. Revenues for the quarter ended June 30, 1996, were $3,052,000, up 344% compared to revenues for same period in 1995 of $687,000. Expenses for the quarter ended June 30, 1996, were $2,023,000, up 191% compared to expenses of $696,000 for the quarter ended June 30, 1995. The quarter ended June 30, 1996, includes the results of operations from the acquisition of certain oil and gas assets and companies of Stone & Webster, Inc., which closed on December 20, 1995.

The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher prices for both natural gas and crude oil. Natural gas production in the second quarter of 1996 was 805.6 Mmcf, a 538% increase compared to second quarter 1995 production of 126.2 Mmcf. The Company's crude oil production in the quarter ended June 30, 1996, increased 141% to 55,842 barrels compared to 23,187 barrels in 1995. The Company's average oil price in the quarter ended June 30, 1996, increased 11% to $19.35 per barrel compared to $17.42 per barrel in the same period in 1995. Natural gas prices in the quarter ended June 30, 1996, increased 34% to $1.99 per Mcf, as compared to $1.49 per Mcf in the same period in 1995. Higher production volumes were primarily due to the acquisition of an interest in certain oil and gas assets and companies of Stone & Webster Oil Company, Inc, mentioned above.


The increase in expenses in the quarter ended June 30, 1996, is primarily the result of the inclusion of the above mentioned acquisition. Production expenses increased 243% to $627,000 in 1996 from $183,000 in 1995. Interest expense for the quarter ended June 30, 1996 is $292,000, and results from the bank debt incurred to finance the acquisition of the Stone & Webster, Inc. assets. There is no interest expense in the comparable quarter in 1995. Depreciation and depletion expense increased 242% to $612,000 in the quarter ended June 30, 1996, from $179,000 in the comparable quarter in 1995. The Company computes depreciation and depletion expenses on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. General and administrative costs are $438,000 in the quarter ended June 30, 1996, up 43% from $306,000 in the comparable period in 1995. General and administrative costs in 1995 include $117,000 in severance payments. Taxes of $409,000 in the quarter ended June 30, 1996, are a result of $205,000 in foreign income taxes relating to income from Canadian operations acquired in December 1995, $36,000 in alternative minimum taxes and $168,000 in deferred taxes; there were no comparable taxes in the same period in 1995. Exploration expenses increased 93% to $54,000 in 1996 from $28,000 in 1995. Since the Company uses the successful efforts method of accounting, exploration expenses may generally vary greatly from year to year based upon the level of exploration activity during the year. The increase in exploration expenses in the quarter ended June 30, 1996, is the primarily result of dry hole expense of $43,000 on a well drilled in Cameron Parish, Louisiana.

For the Six Months Ended June 30, 1996
As Compared to the Six Months Ended June 30, 1995

The Company recorded income of $1,445,000, or $.22 per share, for the six months ended June 30, 1996, compared to a loss of $110,000 in the comparable 1995 period. Revenues for the six months ended June 30, 1996, were $6,022,000, up 420% compared to revenues for same period in 1995 of $1,159,000. Expenses for the six months ended June 30, 1996, were $4,056,000, up 220% compared to expenses of $1,269,000 for the six months ended June 30, 1995. The six months ended June 30, 1996, includes the results of operations from the acquisition of certain oil and gas assets and companies of Stone & Webster, Inc., which closed on December 20, 1995.

The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher prices for both natural gas and crude oil. Natural gas production in the six months ended June 30, 1996, was 1,543.4 Mmcf, a 695% increase compared to production of 194.1 Mmcf in the same period in 1995. The Company's crude oil production for the six months ended June 30, 1996, increased 156% to 109,837 barrels compared to 42,871 barrels in 1995. The Company's average oil price in the six month period ended June 30, 1996, increased 4% to $17.83 per barrel compared to $17.10 per barrel in the comparable period in 1995. Natural gas prices in the six months ended June 30, 1996, increased 21% to $1.88 per Mcf, as compared to $1.55 per Mcf in the same period in 1995. Higher production volumes were primarily due to the acquisition of certain oil and gas assets and companies of Stone & Webster Oil Company, Inc, mentioned above. In March, 1996, the Company sold Venture Resources, Inc., and its subsidiaries ("Venture") for approximately $1,100,000 net of associated expenses. Venture's assets consisted of ten pipeline and gathering systems, which did not form a part of the Company's long term business strategy. The proceeds of the sale were used to reduce the Company's bank debt. Revenue and income increased in the six month period ended June 30, 1996, by $318,000 as a result of the gain on the sale of the Venture pipeline and gathering assets.

Expenses increased in the six months ended June 30, 1996, primarily as a result of the inclusion of the above mentioned acquisition. Production expenses increased 323% to $1,167,000 in 1996 from $276,000 in 1995. Interest expense for the six months ended June 30, 1996, was $619,000, and results from the bank debt incurred to finance the acquisition of the Stone & Webster, Inc. assets. There is no interest expense in the comparable period in 1995. Depreciation and depletion expense increased 322% to $1,181,000 in the six month period ended June 30, 1996, from $280,000 in the comparable period in 1995. The Company computes depreciation and depletion expenses on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. General and administrative costs are $823,000 in the six month period ended June 30, 1996, up 58% from $520,000 in the comparable period in 1995. General and administrative costs in 1995 include $117,000 in severance payments. Taxes of $521,000 in the six month period ended June 30, 1996, are a result of $317,000 in foreign income taxes relating to income from Canadian operations acquired in December 1995, $36,000 in alternative minimum taxes and $168,000 in deferred taxes; there were no comparable taxes in the same period in 1995. By contrast, exploration expenses declined 57% to $83,000 in 1996 from $193,000 in 1995. Since the Company uses the successful efforts method of accounting, exploration expenses may generally vary greatly from year to year based upon the level of exploration activity during the year. The decline in exploration expenses in the six month period ended June 30, 1996, is primarily the result of decreased exploration activity due to a change in the Company's focus away from higher risk exploration and towards the acquisition of existing reserves, exploitation and controlled risk exploration.

LIQUIDITY AND CAPITAL RESOURCES
For the Period Ended June 30, 1996

On December 20, 1995, the Company entered into credit facilities with a bank that consisted of a secured reducing revolving line of credit of $12,500,000 ("Revolver Note") and a note payable of $3,500,000 ("Term Note") (collectively, the "Credit Facility"). The proceeds of the Credit Facility were used to finance the acquisition of certain oil and gas assets of Stone & Webster, Inc. Effective June 1, 1996, the bank modified the terms of the Revolver Note. At June 30, 1996, the Revolver Note had a balance of $8,900,000, and available commitments to borrow $1,600,000. As of June 30, 1996, the Revolver Note borrowing base was established at $10,500,000, and reduces $100,000 per month. Prior to June 1, 1996 the Revolver Note borrowing base reduced $215,000 per month. The borrowing base is reviewed by the bank semi- annually until maturity on June 1, 1998. The Term Note was due on July 1, 1996, and was refinanced on June 28, 1996. The Term Note was increased to $4,000,000 from $3,500,000 and matures on July 1, 1997. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. The Credit Facility contains certain covenants relating to the Company's financial condition. The Term Note interest rate was reduced to the lending bank's prime rate plus one and three quarters percent, floating from two percent, floating. The Revolver Note bears interest, at the Company's option, of either prime rate floating or at the LIBOR rate plus two and one-half percent. Upon payment of the Term Note, the LIBOR rate option on the Revolver Note is reduced to LIBOR plus two and one-quarter percent. The Revolver Note commitment is to be reduced by $600,000 in the six months ended December 31, 1996, $1,200,000 in 1997, and $8,700,000 in 1998. The Company reduced the amount outstanding under the bank Credit Facility by $2,315,000 to $12,900,000 as of June 30, 1996, compared to $15,215,000 as of December 31, 1995.

Cash flow from operating activities for the six month period ended June 30, 1996 increased to $1,473,000 or 442% from $272,000 in the comparable period in 1995.

Working capital in the six month period ended June 30, 1996, increased by $5,079,000 to $1,190,000 from a deficit $3,889,000 as of December 31, 1995.
The working capital deficit of $3,889,000 as of December 31, 1995, includes $1,795,000 in current maturities outstanding under the Revolver Note and $3,500,000 outstanding under the Term Note.

Cash and cash equivalents and marketable securities declined to $200,000 at June 30, 1996, from $562,000 at December 31, 1995. Unadvanced bank commitments to borrow under the Revolver Note at June 30, 1996, increased to $1,600,000 from $785,000 as of December 31, 1995.

The Company anticipates that it will rely on various sources to fund its principal business activity. Such funding sources may include, but not be limited to, working capital, the issuance of the Company's capital stock, public and private equity and debt markets and lending institutions such as banks and energy investment firms.

The Company did not pay dividends in the period ended June 30, 1996, nor in fiscal 1995 or 1994. In addition, the Company's Credit Facility currently restricts the declaration or payment of dividends. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

                                    PART II

                               OTHER INFORMATION

Items 1, 2, 3, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1996 annual stockholders meeting was held on May 15, 1996. At the meeting, the following matters were voted upon:

1. Election of nine directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified;

2.       Adoption of the Company's 1996 Stock Option Plan;

3.       Adoption of the Company's 1996 Employee Stock Purchase Plan;

4. An amendment to the Company's Articles of Incorporation pursuant to which the number of shares of the Company's authorized common stock, par value $.01 per share, would be increased to 20,000,000; and

5. Appointment of Grant Thornton LLP as auditors of the Company for the year ending December 31, 1996.

A total of 6,461,335 shares of the Company's common stock, par value $.01 per share, were entitled to vote at the meeting. Of these shares, 4,455,864 shares were present at the meeting and voted as follows:

             With respect to each of the following nine nominees for reelection to the Board of Directors, 4,444,284 shares were voted for his election and 11,580 shares were withheld: B. Travis Basham, Thomas R. Fuller, Robert R. Hillery, E. Ralph Hines, Jr., Howell H. Howard, Steven H. Mikel, James E. Nielson, Donald H. Weise, Jr. and Spencer L. Youngblood. Voting results on the other four matters, all of which were approved, are:

              --------------------------------------------------------------
                        FOR                     AGAINST           ABSTAIN
              --------------------------------------------------------------
                                    1996 STOCK OPTION PLAN
              --------------------------------------------------------------
                     3,937,318                 427,055            91,491
              --------------------------------------------------------------
                               1996 EMPLOYEE STOCK PURCHASE PLAN
              --------------------------------------------------------------
                     4,239,912                 125,072            90,880
              --------------------------------------------------------------
                             AMENDMENT TO ARTICLES OF INCORPORATION
              --------------------------------------------------------------
                     4,326,629                 127,495             1,740
              --------------------------------------------------------------
                               APPOINTMENT OF GRANT THORNTON LLP
              --------------------------------------------------------------
                     4,431,726                  15,200             8,938

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS:

              3.1          Amended and Restated Articles of Incorporation of
                   Southern Mineral Corporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K of the Company dated May 17, 1996).

              27.1         Financial Data Schedule (filed herewith)


         (B)  REPORT ON FORM 8-K:

              Form 8-K of the Company, dated May 17,1996, reporting the amendment of its Amended and Restated Articles of Incorporation to increase its authorized common stock to 20,000,000 shares.










                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          SOUTHERN MINERAL CORPORATION


Date: August  5, 1996   By         /s/
                          ----------------------
                              James H. Price
                          Vice President-Finance

                              INDEX TO EXHIBITS



         Exhibit No.                           Description
         -----------                           -----------

              3.1 Amended and Restated Articles of Incorporation of Southern Mineral Corporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K of the Company dated May 17, 1996).

              27.1         Financial Data Schedule (filed herewith)