Form 10QSB
period 1996-09-30
SOUTHERN MINERAL CORP
filed 1996-11-06
CIK 92223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: As of November 5, 1996, there were 6,560,519 shares of the Issuer's common stock outstanding.

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


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

      Condensed Consolidated Balance Sheet as of
            September 30, 1996................................................ 3

      Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1996 and 1995.......................... 4

      Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1996 and 1995................................. 5

      Notes to Condensed Consolidated Financial Statements.................... 6

Item 2. Management's Discussion and Analysis

      Financial Condition and Results of Operations........................... 7

      Liquidity and Capital Resources......................................... 9

      Subsequent Events.......................................................10

PART II. OTHER INFORMATION....................................................10

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (000's omitted)


                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      1996             1995
                                                                  -------------     ------------
                                                                   (unaudited)
ASSETS
CURRENT ASSETS
  Cash...........................................................    $   278          $   562
  Receivables & other............................................      1,925            1,509
                                                                     -------          -------
       Total current assets......................................      2,203            2,071
PROPERTY AND EQUIPMENT, AT COST
    USING THE SUCCESSFUL EFFORTS METHOD
    FOR OIL AND GAS ACTIVITIES
  Property, plant and equipment..................................     25,480           20,890
  Accumulated depreciation and depletion.........................     (4,853)          (2,848)
                                                                     -------          -------
                                                                      20,627           18,042
  PROPERTIES HELD FOR SALE & OTHER...............................      1,400            1,554
                                                                     -------          -------
       Total assets..............................................     24,230           21,667
                                                                     =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued liabilities.........................        762              665
  Notes payable bank.............................................      4,000            3,500
  Current maturities of long term debt...........................      1,300            1,795
                                                                     -------          -------
       Total current liabilities.................................      6,062            5,960
   Long term debt................................................      9,600            9,920
DEFERRED INCOME TAXES............................................      1,038              606
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized
     20,000,000 and 10,000,000 shares at September 30, 1996,
     and December 31, 1995, respectively; issued 6,560,519 a
     6,369,519 shares at September 30, 1996, and December 31              66               64
  Additional paid-in capital.....................................      3,313            3,038
  Retained earnings..............................................      4,203            2,131
                                                                     -------          -------
                                                                       7,582            5,233
  Less: Treasury stock...........................................        (52)             (52)
                                                                     -------          -------
     Total stockholders' equity..................................      7,530            5,181
                                                                     -------          -------
     Total liabilities and stockholders' equity..................    $24,230          $21,667
                                                                     =======          =======



         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30                         SEPTEMBER 30
                                                           --------------------------           --------------------------
                                                              1996            1995                 1996            1995
                                                           ---------        ---------           ---------        ---------
                                                                (000's omitted)                       (000's omitted)
REVENUE
  Oil and gas.......................................       $   2,997        $     572           $   8,430        $   1,611
  Gain on sale and other............................              90               48                 679              168
                                                           ---------        ---------           ---------        ---------
                                                               3,087              620               9,109            1,779
EXPENSES
  Production........................................             701              190               2,051              466
  Exploration.......................................             103                5                 186              198
  Depreciation & depletion..........................             756              178               1,937              458
  Interest expense..................................             295                0                 914                0
  General & administrative..........................             420              155               1,243              558
  Severance benefit.................................               0                0                   0              117
                                                           ---------        ---------           ---------        ---------
                                                               2,275              528               6,331            1,797

Income (loss) before income taxes...................             812               92               2,778              (18)
Provision for federal & state income taxes
  Current provision.................................             (79)               0                 274                0
  Deferred provision................................             264                0                 432                0
                                                           ---------        ---------           ---------        ---------
                                                                 185                0                 706                0
                                                           ---------        ---------           ---------        ---------
Net income (loss)...................................       $     627        $      92           $   2,072        $     (18)
                                                           =========        =========           =========        =========
Primary net income (loss) per share                        $    0.09        $    0.01           $    0.30        $   (0.00)
                                                           =========        =========           =========        =========
Diluted net income (loss) per share                        $    0.08        $    0.01           $    0.29        $   (0.00)
                                                           =========        =========           =========        =========

Weighted primary average shares outstanding.........       7,325,308        6,275,114           7,005,999        5,507,017
                                                           ---------        ---------           ---------        ---------
Weighted diluted average shares outstanding.........       7,452,471        6,275,114           7,145,648        5,507,017
                                                           ---------        ---------           ---------        ---------



         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                                                             NINE MONTHS
                                                                                                          ENDED SEPTEMBER 30
                                                                                                       1996                1995
                                                                                                      -------              -----
                                                                                                            (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).........................................................................         $ 2,072              $ (18)
   Adjustments to net income (loss), net of the effects
     of disposition in 1996..................................................................           1,618                640
                                                                                                      -------              -----
   Net cash provided by operating activities.................................................           3,690                622
                                                                                                      -------              -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of properties.........................................................             184                 77
   Decrease in marketable securities.........................................................               0                320
   Capital expenditures......................................................................          (4,986)              (555)
   Net cash received on disposition of assets................................................           1,143                 (2)
                                                                                                      -------              -----
   Net cash used in investing activities.....................................................          (3,659)              (160)
                                                                                                      -------              -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long term debt................................................................            (315)                 0
   Proceeds from issuance of common stock....................................................               0                 31
                                                                                                      -------              -----
   Net cash (used in) provided by financing activities.......................................            (315)                31
                                                                                                      -------              -----

Net decrease (increase) in cash..............................................................            (284)               493

Cash at beginning of period..................................................................             562                 55
                                                                                                      -------              -----
Cash at end of period........................................................................         $   278              $ 548
                                                                                                      =======              =====

Supplemental Disclosure of Cash Flow Information.

During 1996 the Company exchanged 175,000 shares of common stock with a value of $241 ,000 for properties.

Cash paid for interest                                                                                    850                  0
Cash paid for taxes                                                                                       381                  6



         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995.
In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of operations for the three months and nine months ended September 30, 1996 and 1995, and the statements of cash flow for the nine months then ended have been included.


NOTE 2 - ACQUISITIONS

On August 30, 1996, the Company acquired the limited partnership interest in SMC Development, L.P. for $3,000,000. The Company previously owned a 7% general partnership interest in the partnership. The partnership assets consisted of proved undeveloped oil and gas properties, with most of the value related to the proved undeveloped properties that were drilled in 1996. The acquisition was financed through an increase in the Company's Revolving Bank Note of $1,600,000 and from internally generated working capital.

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

                                           Nine Months Ended September 30, 1995
                                          --------------------------------------
                                          (000's omitted, except per share data)
Revenues                                                 $   8,188
Net Income                                                     894
Net Income per share                                     $     .13

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

                          SOUTHERN MINERAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended September 30, 1996
As Compared to the Quarter Ended September 30, 1995

The Company recorded income of $627,000, or $.09 per share, for the three months ended September 30, 1996, compared to income of $92,000, or $.01 per share, in the comparable 1995 period. Revenues for the quarter ended September 30, 1996, were $3,087,000, up 398% compared to revenues for the same period in 1995 of $620,000. Expenses for the quarter ended September 30, 1996, were $2,275,000, up 331% compared to expenses of $528,000 for the quarter ended September 30, 1995. The quarter ended September 30, 1996, includes the results of operations from the acquisition of certain oil and gas assets and companies of Stone & Webster Oil Company, Inc., which closed on December 20, 1995, and the results of operations from the acquisition of the limited partnership interest in SMC Development, L.P., which closed on August 30, 1996.

The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher prices for both natural gas and crude oil. Natural gas production in the third quarter of 1996 was 884 Mmcf, a 580% increase compared to third quarter 1995 production of 130 Mmcf. The Company's crude oil production in the quarter ended September 30, 1996, increased 162% to 58,859 barrels compared to 22,486 barrels in 1995. The Company's average oil price in the quarter ended September 30, 1996, increased 13% to $18.51 per barrel compared to $16.37 per barrel in the same period in 1995. Natural gas prices in the quarter ended September 30, 1996, increased 29% to $1.97 per Mcf, as compared to $1.53 per Mcf in the same period in 1995. Higher production volumes were primarily due to the acquisitions mentioned above.

The increase in expenses in the quarter ended September 30, 1996, is primarily the result of the inclusion of the above mentioned acquisitions. Production expenses increased 269% to $701,000 in 1996 from $190,000 in 1995. Interest expense for the quarter ended September 30, 1996 is $295,000, and results from the bank debt incurred to finance the acquisitions mentioned above. There is no interest expense in the comparable quarter in 1995. Depreciation and depletion expense increased 325% to $756,000 in the quarter ended September 30, 1996, from $178,000 in the comparable quarter in 1995. The Company computes depreciation and depletion expenses on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. General and administrative costs are $420,000 in the quarter ended September 30, 1996, up 171% from $155,000 in the comparable period in 1995. Taxes of $185,000 in the quarter ended September 30, 1996, are a result of a credit of $89,000 in foreign income taxes relating to a downward revision in estimated 1996 income from Canadian operations acquired in December 1995, $20,000 in current state and federal taxes and $264,000 in deferred taxes; there were no comparable taxes in the same period in 1995. Exploration expenses increased to $103,000 in 1996 from $5,000 in 1995. Since the Company uses the successful efforts method of accounting, exploration expenses may generally vary greatly from year to year based upon the level of exploration activity during the year. The increase in exploration expenses in the quarter ended September 30, 1996, is the primarily result of a dry hole expense of $73,000 on a well drilled in Jackson County, Texas.

For the Nine Months Ended September 30, 1996
As Compared to the Nine Months Ended September 30, 1995

The Company recorded income of $2,072,000, or $.30 per share, for the nine months ended September 30, 1996, compared to a loss of $18,000 in the comparable 1995 period. Revenues for the nine months ended September 30, 1996, were $9,109,000, up 412% compared to revenues for same period in 1995 of $1,779,000. Expenses for the nine months ended September 30, 1996, were $6,331,000, up 252% compared to expenses of $1,797,000 for the nine months ended September 30, 1995. The nine months ended September 30, 1996, includes the results of operations from the acquisition of certain oil and gas assets and companies of Stone & Webster Oil Company, Inc., which closed on December 20, 1995, and the results of operations from the acquisition of the limited partnership interest in SMC Development, L.P., which closed on August 30, 1996.

The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher prices for both natural gas and crude oil. Natural gas production in the nine months ended September 30, 1996, was 2,427 Mmcf, a 649% increase compared to production of 324 Mmcf in the same period in 1995. The Company's crude oil production for the nine months ended September 30, 1996, increased 158% to 168,696 barrels compared to 65,356 barrels in 1995.
The Company's average oil price in the nine month period ended September 30, 1996, increased 7% to $18.07 per barrel compared to $16.85 per barrel in the comparable period in 1995. Natural gas prices in the nine months ended September 30, 1996, increased 24% to $1.91 per Mcf, as compared to $1.54 per Mcf in the same period in 1995. Higher production volumes were primarily due to the acquisitions mentioned above. In March, 1996, the Company sold Venture Resources, Inc. and its subsidiaries ("Venture") for approximately $1,100,000 net of associated expenses. Venture's assets consisted of ten pipeline and gathering systems, which did not form a part of the Company's long term business strategy. The proceeds of the sale were used to reduce the Company's bank debt. Revenue and income increased in the nine month period ended September 30, 1996, by $318,000 as a result of the gain on the sale of the Venture pipeline and gathering assets.

Expenses increased in the nine months ended September 30, 1996, primarily as a result of the inclusion of the above mentioned acquisitions. Production expenses increased 340% to $2,051,000 in 1996 from $466,000 in 1995. Interest expense for the nine months ended September 30, 1996, was $914,000, and results from the bank debt incurred to finance the acquisitions mentioned above. There is no interest expense in the comparable period in 1995. Depreciation and depletion expense increased 323% to $1,937,000 in the nine month period ended September 30, 1996, from $458,000 in the comparable period in 1995. The Company computes depreciation and depletion expenses on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. General and administrative costs are $1,243,000 in the nine month period ended September 30, 1996, up 84% from $675,000 in the comparable period in 1995. General and administrative costs in 1995 include $117,000 in severance payments. Taxes of $706,000 in the nine month period ended September 30, 1996, are a result of $349,000 in foreign income taxes relating to income from Canadian operations acquired in December 1995, $76,000 in current state and federal taxes and $432,000 in deferred taxes; there were no comparable taxes in the same period in 1995. By contrast, exploration expenses declined 6% to $186,000 in 1996 from $198,000 in 1995. Since the Company uses the successful efforts method of accounting, exploration expenses may generally vary greatly from year to year based upon the level of exploration activity during the year.

LIQUIDITY AND CAPITAL RESOURCES
For the Period Ended September 30, 1996

On December 20, 1995, the Company entered into credit facilities with a bank that consisted of a secured reducing revolving line of credit of $12,500,000 ("Revolver Note") and a note payable of $3,500,000 ("Term Note") (collectively, the "Credit Facility"). The proceeds of the Credit Facility were used to finance the acquisition of certain oil and gas assets of Stone & Webster Oil Company, Inc. Effective August 30, 1996, the bank modified the terms of the
Revolver Note.   As of August 30, 1996, the Revolver Note borrowing base was increased to $11,700,000, and reduces $175,000 per month. The increase was used to finance the acquisition of the limited partnership interest in SMC Development, L. P. At September 30, 1996, the Revolver Note had a balance due of $10,900,000, and available commitments to lend $800,000. The borrowing base is reviewed by the bank semi-annually until maturity on June 1, 1998. The Term Note was due on July 1, 1996, and was refinanced on June 28, 1996. The Term Note was increased to $4,000,000 from $3,500,000 and matures on July 1, 1997. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. The Credit Facility contains certain covenants relating to the Company's financial condition. The Term Note interest rate was reduced to the lending bank's prime rate plus one and three quarters percent, floating, from two percent, floating. The Revolver Note bears interest, at the Company's option, of either prime rate floating or at the LIBOR rate plus two and one-half percent. Upon payment of the Term Note, the LIBOR rate option on the Revolver Note is reduced to LIBOR plus two and one-quarter percent. The Revolver Note commitment is to be reduced by $525,000 in the three months ended December 31, 1996, $2,100,000 in 1997, and $8,275,000 in 1998.

Cash flow from operating activities for the nine month period ended September 30, 1996 increased to $3,690,000 or 493% from $622,000 in the comparable period in 1995.

On August 30, 1996, the Company acquired the limited partnership interest of SMC Development, L. P. The cost of the acquisition was $3,000,000, and was financed by a $1,600,000 increase in the Company's Revolving Note borrowing base and $1,400,000 from internally generated working capital.

Working capital as of September 30, 1996 is a deficit $3,858,000, compared to a deficit of $3,889,000 as of December 31, 1995. The working capital deficit of $3,858,000 as of September 30, 1996, includes $1,300,000 in current maturities outstanding under the Revolver Note and $4,000,000 outstanding under the Term Note.

Cash and cash equivalents and marketable securities declined to $278,000 at September 30, 1996, from $562,000 at December 31, 1995. Unadvanced bank commitments to lend under the Revolver Note at September 30, 1996, are $800,000.

The Company anticipates that it will rely on various sources to fund its principal business activity. Such funding sources may include, but are not limited to, working capital, the issuance of the Company's capital stock, public and private equity and debt markets and lending institutions such as banks and energy investment firms.

The Company did not pay dividends in the period ended September 30, 1996, nor in fiscal 1995 or 1994. In addition, the Company's Credit Facility currently restricts the declaration or payment of dividends. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

SUBSEQUENT EVENTS

Subsequent to September 30, 1996, certain leases held for exploration activities lapsed. The Company has initiated activities to reacquire these leases. Should the Company be unsuccessful in completing the releasing of these leases under favorable terms, then the Company will be required to record an exploration expense of up to $600,000 in the fourth quarter of 1996.



                                    PART II


                               OTHER INFORMATION

Items 1, 2, 3, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

             2.1 Purchase and Sale Agreement and Assignment of Partnership Interest, dated August 30, 1996, by and between Torch Energy Finance Fund Limited Partnership I and Southern Mineral Corporation (incorporated by reference to Exhibit
                     2.1 to Form 8-K of the Company dated August 30, 1996).

             2.2 Agreement Regarding Dissolution of Partnerships, dated August 30, 1996, between Southern Mineral Corporation and Diasu Oil & Gas, Inc. (incorporated by reference to
                     Exhibit 2.2 to Form 8-K of the Company dated August 30,
                     1996).

             10.1 Amendment to Credit Agreements between Southern Mineral Corporation et al and Compass Bank-Houston dated August 30, 1996 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Company dated August 30, 1996).

             11.1 Computation of earnings per common and equivalent share (filed herewith)

             27.1    Financial Data Schedule (filed herewith)


         (b) REPORT ON FORM 8-K:

             Form 8-K of the Company, dated August 30, 1996, reporting the purchase of the limited partnership interest in SMC Development,
             L. P., a Texas limited partnership,  for $3,000,000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SOUTHERN MINERAL CORPORATION


Date: November 6, 1996                  By           /s/
                                            ------------------------
                                                 James H. Price
                                             Vice President-Finance

                               INDEX TO EXHIBITS


Exhibit
   No.                Description
-------               -----------
11.1       Computation of Earnings per Common and Common
            Equivalent Share

27         Financial Data Schedule