Form 10KSB/A
period 1995-12-31
SOUTHERN MINERAL CORP
filed 1997-02-10
CIK 92223

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A-1

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to
                         Commission file number 0-8043

                                SOUTHERN MINERAL
                    CORPORATION (Exact name of registrant as
                           specified in its charter.)

         Nevada                                          36-2068676
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       500 Dallas, Suite 2800
          Houston, Texas                                  77002-4708
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (713) 658-9444

Securities Registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
-------------------                                       -------------------
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
                                    Yes   X      No
                                       ------      -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended December 31, 1995 were approximately $2,360,000.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Southern Mineral Corporation and its subsidiaries (the "Company") is an oil and gas exploration and production company headquartered in Houston, Texas. The Company owns interests in over 1,800 oil and gas properties located along the Texas Gulf Coast, in the Mid-continent and in Canada. Operations are currently conducted in south central Texas where the Company operates two fields producing from the Wilcox formation. In addition to oil and gas leasehold interests, the Company owns fee interests in the oil and gas under some 665,148 gross surface acres (comprising some 346,760 net mineral acres) in Mississippi, Texas and New Mexico. The Company has no current development or other plans with respect to these fee interests other than leasing them to third parties for exploration and development. The Company currently has 23,071 net mineral acres in Mississippi, New Mexico and in the Texas panhandle under lease to others.

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

The Company financed the S&W acquisition with working capital and two loans aggregating $15,215,000 from Compass Bank - Houston. The Company borrowed $3,500,000 pursuant to a term loan arrangement due July 1, 1996. The Company borrowed $11,715,000 pursuant to a reducing revolving credit arrangement with an initial borrowing base of $12,500,000.

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

         Customer                                                          1995             1994             1993
         --------                                                        -------          -------           ------
                                                                                       (in thousands)
         Moon-Hines-Tigrett Operating Co., Inc.                           $   21           $   76            $  529
         Mike Rogers Drilling Company                                        746              651               965
         Ashtola Exploration Company                                         208              283               144


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

SELECTED FINANCIAL DATA (in thousands)

COMPARATIVE CONSOLIDATED BALANCE SHEETS


                                                                          As of December 31,
                                                      --------------------------------------------------------
ASSETS                                                  1995        1994        1993        1992        1991
                                                      --------    --------    --------    --------    --------
Current assets                                        $  2,071    $  1,973    $  2,865    $  2,343    $  5,157
Property and equipment                                  18,042       1,347       4,106       5,384       4,511
Oil and gas properties held for sale and other           1,554          50         350         376        --
                                                      --------    --------    --------    --------    --------
                                                      $ 21,667    $  3,370    $  7,321    $  8,103    $  9,668
                                                      --------    --------    --------    --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                   $  5,960    $    290    $    561    $    421    $    853
Deferred income taxes                                      606        --           547         730         617
Long term debt                                           9,920        --          --          --          --
Stockholders' equity                                     5,181       3,080       6,213       6,952       8,198
                                                      --------    --------    --------    --------    --------
                                                      $ 21,667    $  3,370    $  7,321    $  8,103    $  9,668
                                                      --------    --------    --------    --------    --------
WORKING CAPITAL                                       $ (3,889)   $  1,683    $  2,304    $  1,922    $  4,304

COMPARATIVE STATEMENTS OF OPERATIONS

                                                                 For the Year Ended December 31,
                                                      --------------------------------------------------------
                                                        1995        1994        1993        1992        1991
                                                      --------    --------    --------    --------    --------
REVENUES
Oil and gas                                           $  2,044    $  1,747    $  2,891    $  2,465    $  2,195
Gains (losses) on sales of properties                      170          66         146         (26)        (15)
Interest                                                    85          56          41          78         390
Other income                                                61          20        --          --             8
                                                      --------    --------    --------    --------    --------
                                                         2,360       1,889       3,078       2,517       2,578
EXPENSES                                                 2,488       5,580       3,959       4,048       3,890
                                                      --------    --------    --------    --------    --------
Loss before income taxes and the cumulative
  effect of a change in accounting for income taxes       (128)     (3,691)       (881)     (1,531)     (1,312)
Provision (benefit) for income taxes                         9        (558)       (279)       (487)       (418)
                                                      --------    --------    --------    --------    --------
Loss before the cumulative effect of a change
  in accounting for income taxes                          (137)     (3,133)       (602)     (1,044)       (894)
Cumulative effect of a change in accounting for
  income taxes                                            --          --            65        --          --
                                                      --------    --------    --------    --------    --------
Net Loss                                              $   (137)   $ (3,133)   $   (537)   $ (1,044)   $   (894)
                                                      --------    --------    --------    --------    --------

PER SHARE OF STOCK:
Net loss before the cumulative effect of a change
  in accounting for income taxes                      $   (.02)   $  (0.78)   $  (0.15)   $  (0.26)   $  (0.22)
Cumulative effect of a change in accounting for
  income taxes                                            --          --      $   0.02        --          --
                                                      --------    --------    --------    --------    --------
Net loss                                              $   (.02)   $  (0.78)   $  (0.13)   $  (0.26)   $  (0.22)
                                                      ========    ========    ========    ========    ========
Dividends                                             $   --      $   --      $   0.05    $   0.05    $   0.10
                                                      ========    ========    ========    ========    ========

---------------------------

Note A Pursuant to the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the Company changed its method of accounting for income taxes and recorded an adjustment of $65 benefitting 1993.

Note B In 1994, Company recognized a Valuation Reduction of $1,724 in connection with the write down of its investment in certain producing oil and gas properties. For further information, please see the Management's Discussion and Analysis For the Period Ended December 31, 1994 as Compared to the Period Ended December 31, 1993.

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

The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher prices for crude oil. Natural gas production in 1995 was 404.3 Mmcf, a 35% increase compared to 1994 production of 300.5 Mmcf. The Company's crude oil production in 1995 increased 4% to 82,311 barrels compared to 78,866 barrels in 1994. The Company's average gas price in 1995 decreased 8% to $1.65 per Mcf compared to $1.80 per Mcf in 1994. Offsetting lower gas prices, crude oil prices in 1995 increased 6% to $16.23 per barrel as compared to $15.31 per barrel in 1994. Higher production volumes were primarily due to the acquisition of an interest in Diverse GP III, which was acquired in April of 1995. Revenues also increased as a result of an increase in the gain on the sale of assets to $170,000 in 1995 from $66,000 in 1994. The gain in 1995 was primarily a result of the Company's sale of its interest in the Bandera and Equipo prospects located in Maverick County, Texas.

The reduction in expenses in 1995 was primarily the result of special charges of $1,724,000 related to write downs in valuation of three producing properties in 1994, which were non-recurring in 1995. Substantial exploration losses in early 1994 caused the Company to reexamine its exploration and production strategy. The Company decided that non-core properties should be sold, and accordingly wrote down the assets to the estimated sales price. Production expenses increased 20% to $656,000 in 1995 from $548,000 in 1994. The increase in production expenses is primarily due to the inclusion of Diverse GP III in 1995. Exploration expenses declined 86% to $221,000 in 1995 from $1,566,000 in 1994. Since the Company uses the successful efforts method of accounting, exploration expenses may generally vary greatly from year to year based upon the level of exploration activity during the year. The decline in exploration expenses in 1995 is primarily the result of decreased exploration activity due to a change in the Company's focus away from higher risk exploration and towards the acquisition of existing reserves, exploitation and controlled risk exploration. The Company had a working interest in three gross wells drilled in 1995 compared to nine gross wells in 1994. 1995 drilling results include one dry hole drilled in Refugio County, Texas and two development wells drilled in Roger Mills County, Oklahoma and Lavaca County, Texas, respectfully. Depreciation and depletion increased 13% to $792,000 in 1995 from $704,000 in 1994, due to the inclusion of Diverse GP III in 1995 and adjustments in reserve estimates for certain properties owned by the Company. The Company computes depreciation and depletion expenses on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. General and administrative costs were $702,000 in 1995, down 22% from $903,000 in 1994. The decline in general and administrative expenses is a result of the Company's ongoing cost cutting plans implemented in 1994 and carried out in 1995.

The revisions in the Company's estimated reserves in 1994 were primarily the result of downward adjustment to the Company's oil and gas properties in Bandera, Stateline and Cascade Deep. Production from these fields was substantially below those projected by the Company's independent petroleum engineering firm due primarily to water encroachment and lack of production facilities in the Stateline field and lower than projected production in the Bandera and Cascade Deep fields, resulting in the downward adjustments.

For the Period Ended December 31, 1994
As Compared to the Period Ended December 31, 1993

The Company recorded a loss of $3,133,000, or $.78 per share, in 1994 compared to a loss of $537,000, or $.13 per share, in 1993. The increase in the loss from 1993 to 1994 is principally due to a $1,621,000 increase in expenses and a $1,189,000 drop in revenues. Most of the increase to expenses is due to $1,724,000 in write downs recorded as a valuation reduction to three producing properties. The Company had no comparable write down in 1993. Two of these three properties are the Company's interests in the Redwater Field, an oil field located in Bowie County, Texas and the Cascade Deep Field, an oil field located in Los Angeles County, California. The Company classified the original cost of these properties less the accumulated depreciation and depletion and the related valuation allowance, amounting to $1,494,000, as oil and gas producing properties held for sale. The Company has identified these properties for sale as a result of a revaluation of its exploration and production activities resulting from unsuccessful 1994 exploration activities. During the 1994 third quarter, the Company recorded a gain of $37,000 as a result of its sale of its interests in the Redwater Field. However, it is unknown whether proceeds, if any, from the sale of its interests in the Cascade Deep Field will exceed the current carrying value amounting to about $50,000 or when such property may be sold or disposed. In addition, the Company recorded a valuation reduction of $230,000 to the net carrying value of its investment in the Hub Field, a producing gas field located in Marion County, Mississippi. The original cost less depreciation and depletion and the valuation allowance are included in producing oil and gas properties. The Company does not currently anticipate that other oil and gas producing properties in which it has a material investment either will become candidates for sale or disposal or otherwise require a significant write down.

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

The decline in revenues is mostly due to a decrease in oil and gas revenues. While oil revenues dropped 34% from $1,838,000 in 1993 to $1,207,000 in 1994, gas revenues declined 49% from $1,053,000 to $540,000 in those respective periods. Both of these revenue declines are due to lower sales volumes and lower average prices. While oil sales volumes declined 28% from 110,108 barrels in 1993 to 78,866 barrels in 1994, gas sales volumes dropped 45% from 545,942 thousand cubic feet of gas ("Mcf") in 1993 to 300,544 Mcf in 1994. Average oil prices decreased 8%, or $1.38 per barrel of oil, and average gas prices declined 7%, or $.13 per Mcf, from 1993 to 1994. The decline in oil and gas sales volumes from 1993 to 1994 is mostly attributable to the Company's lack of success in its exploration program during 1993 and 1994 to obtain new comparable sources of production in order to offset natural production declines of existing fields in which it has an interest. However, although the Company will continue to explore for oil and gas reserves, it has recently commenced a new direction whereby it will emphasize the acquisition of interests in producing oil and gas reserves and de- emphasize its exploration activities.

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

The revisions in the Company's estimated reserves in 1993 and 1994 were primarily the result of downward adjustment to the Company's oil and gas properties in HUB, Bandera, Stateline and Cascade Deep. Production from these fields was substantially below those projected by the Company's independent petroleum engineering firm, resulting in the downward adjustments.

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

The Company did not pay dividends in fiscal 1995 or 1994. In addition, the Company's Credit Facility currently restricts the declaration or payment of dividends. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.


ITEM 7.    FINANCIAL STATEMENTS.

Financial Statements are filed as a part of this report. See page 17, Index to Financial Statements. The Financial Statement Schedules are not applicable and have been omitted.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                    Description                     Page Number
                                    -----------                     -----------
Report of Independent Certified Public Accountants:
         Grant Thornton LLP                                              12


Financial Statements:
         Consolidated Balance Sheets at December 31, 1995 and 1994       13
         Statements of Consolidated Operations for the Years Ended
                  December 31, 1995, 1994 and 1993                       14
         Statements of Consolidated Stockholders' Equity
                  for the Years Ended December 31, 1995,
                  1994 and 1993                                          15
         Statements of Consolidated Cash Flows for the Years Ended
                  December 31, 1995, 1994 and 1993                       16
         Notes to Consolidated Financial Statements for the Years
                  Ended December 31, 1995, 1994 and 1993                 17

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



Grant Thornton LLP

Houston, Texas
February 21, 1996

                          SOUTHERN MINERAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                   DECEMBER 31
                                                                              --------------------
                                                                                1995        1994
                                                                              --------    --------
                                                                                  (in thousands)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                  $    562    $     55
   Marketable securities                                                          --         1,569
   Receivables                                                                   1,122         277
   Other                                                                           387          72
                                                                              --------    --------
         Total current assets                                                    2,071       1,973

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
  EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
     Oil and gas producing properties                                           20,530       3,544
     Mineral rights                                                                167         102
     Unproven properties                                                            15          22
     Office equipment                                                              178         160
     Accumulated depreciation and depletion                                     (2,848)     (2,481)
                                                                              --------    --------
                                                                                18,042       1,347
PROPERTIES HELD FOR SALE AND OTHER                                               1,554          50
                                                                              --------    --------
         Total assets                                                         $ 21,667    $  3,370
                                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                           $    665    $    290
   Note payable bank                                                             3,500        --
   Current maturities of long term debt                                          1,795        --
                                                                              --------    --------
         Total current liabilities                                               5,960         290
LONG TERM DEBT                                                                   9,920        --
DEFERRED INCOME TAXES                                                              606        --
STOCKHOLDERS' EQUITY
   Common stock - par value $.01 per share; authorized
     10,000,000 shares at
     December 31, 1995 and 1994, issued
     6,369,519 and 4,161,600 at December 31, 1995 and 1994                          64          42
   Additional paid-in capital                                                    3,038         843
   Retained earnings                                                             2,131       2,268
                                                                              --------    --------
                                                                                 5,233       3,153
   Less: Treasury stock                                                            (52)        (73)
                                                                              --------    --------
         Total stockholders' equity                                              5,181       3,080
                                                                              --------    --------

         Total liabilities and stockholders' equity                           $ 21,667    $  3,370
                                                                              ========    ========








The accompanying notes to financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                          SOUTHERN MINERAL CORPORATION
                     STATEMENTS OF CONSOLIDATED OPERATIONS



                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                               --------------------------------------
                                                                  1995          1994          1993
                                                               ----------    ----------    ----------
                                                              (in thousands, except per share amounts)
REVENUES
   Oil and gas                                                 $    2,044    $    1,747    $    2,891
   Interest                                                            85            56            41
   Gains on sales of properties                                       170            66           146
   Other income                                                        61            20          --
                                                               ----------    ----------    ----------
                                                                    2,360         1,889         3,078

EXPENSES
   Production                                                         656           548           554
   Exploration                                                        221         1,566         1,167
   Depreciation and depletion                                         792           704         1,208
   General and administrative                                         702           903         1,030
   Valuation reduction                                               --           1,724          --
   Severance benefit                                                  117           135          --
                                                               ----------    ----------    ----------
                                                                    2,488         5,580         3,959

Loss before income taxes and the cumulative effect of a
  change in accounting for income taxes                              (128)       (3,691)         (881)
Provision (benefit) for federal and state income taxes
   Current provision (benefit)                                          9           (11)         (161)
   Deferred Benefit                                                  --            (547)         (118)
                                                               ----------    ----------    ----------
                                                                        9          (558)         (279)
                                                               ----------    ----------    ----------

Loss before the cumulative effect of a change in accounting
  for income tax                                                     (137)       (3,133)         (602)
Cumulative effect of a change in accounting for income taxes         --            --              65
                                                               ----------    ----------    ----------
Net loss                                                       $     (137)   $   (3,133)   $     (537)
                                                               ==========    ==========    ==========


Loss per share before the cumulative effect of a change in
  accounting for income taxes                                  $    (0.02)   $    (0.78)   $    (0.15)
Cumulative effect per share of a change in accounting
  for income taxes                                                   --            --            0.02
                                                               ----------    ----------    ----------
Net loss per share                                             $    (0.02)   $    (0.78)   $    (0.13)
                                                               ==========    ==========    ==========












The accompanying notes to financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                          SOUTHERN MINERAL CORPORATION
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        For the Year Ended December 31,
                                 (in Thousands)



                                                   Common Stock       Additional                 Treasury Stock
                                              ---------------------    Paid-in     Retained    ----------------------
                                               Shares       Amount     Capital    Earnings      Shares       Amount
                                              ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1992                      4,162   $      42   $     843   $   6,140          137    $      73
Net loss                                           --          --          --          (537)        --           --
Cash dividend of $.05 per share                    --          --          --          (202)        --           --
                                              ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1993                      4,162          42         843       5,401          137           73
Net loss                                           --          --          --        (3,133)        --           --
                                              ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1994                      4,162          42         843       2,268          137           73
Stock issued for director's fees                     14        --            12        --           --           --
Odd lot tender offer                               --          --          --          --              4            6
Sale of treasury stock                             --          --            11        --            (50)         (27)
Issuance of common stock for acquisition of
  Diverse Production Co.                          2,194          22       2,172        --           --           --
Net loss                                           --          --          --          (137)        --           --
                                              ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1995                      6,370   $      64   $   3,038   $   2,131           91    $      52
                                              =========   =========   =========   =========    =========    =========





The accompanying notes to financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                          SOUTHERN MINERAL CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                For the Year Ended December 31,
                                                               --------    --------    --------
                                                                 1995        1994        1993
                                                               --------    --------    --------
                                                                         (in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $   (137)   $ (3,133)   $   (537)
  Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
     Depreciation and depletion                                     792         704       1,208
     Gains on sales of assets                                      (170)        (66)       (146)
     Valuation reduction                                           --         1,724        --
     Exploration expenses                                           221       1,566       1,167
     Decrease in deferred taxes                                    --          (547)       (118)
     Common stock issued as compensation                             12        --          --
     Decrease in deferred taxes due to the cumulative effect
     of a change in
     accounting for income taxes                                   --          --           (65)
     Change in assets and liabilities, net of effects of
        acquisitions in 1995
        (Decrease) increase in receivables                          214         216        (104)
        (Increase) decrease in other current assets                 (39)        259         342
        Other                                                       (70)         56          57
                                                               --------    --------    --------
         Total adjustments                                          960       3,912       2,341
                                                               --------    --------    --------
     Net cash provided by operating activities                      823         779       1,804
                                                               --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of:
     Producing properties                                           511          42          13
     Properties held for sale and unproven properties                97          94         649
  Decrease (increase) in marketable securities:
     Purchases                                                   (1,914)     (3,810)     (3,960)
     Maturities and sales                                         3,483       4,201       2,000
  Capital expenditures:
     Acquisition, exploration and development                      (651)     (1,107)     (1,412)
     Properties held for sale                                      (684)       --          (107)
  Cash paid for acquisition of Stone & Webster
     properties, net of cash received                           (16,215)       --          --
  Other                                                             (63)         (8)        (26)
                                                               --------    --------    --------
         Net cash used in investing activities                  (15,436)       (588)     (2,843)
                                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt and note payable                  15,215        --          --
  Loan acquisition costs                                           (127)       --          --
  Proceeds from sale of treasury stock                               38        --          --
  Purchase of treasury stock                                         (6)       --          --
  Dividends paid                                                   --          (202)       (202)
                                                               --------    --------    --------
         Net cash provided (used) in financing activities        15,120        (202)       (202)
                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents                507         (11)     (1,241)
Cash and cash equivalents at beginning of year                       55          66       1,307
                                                               --------    --------    --------
Cash and cash equivalents at end of year                       $    562    $     55    $     66
                                                               ========    ========    ========




The accompanying notes to financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN MINERAL CORPORATION, FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

------------------------------------------------------------------------------


NOTE 1

GENERAL BUSINESS - The Company is an oil and gas exploration and production company headquartered in Houston, Texas. The Company owns interests in over 1,800 oil and gas properties located along the Texas Gulf Coast, in the Mid-continent and in Canada. Operations are currently conducted in south central Texas where the Company operates two fields producing from the Wilcox formation. In addition to interests in oil and gas wells, the Company currently owns approximately 346,760 net mineral acres underlying some 665,148 gross surface acres. The Company currently has 23,071 net mineral acres in Mississippi, New Mexico and in the Texas panhandle under lease to others.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Southern Mineral Corporation and its subsidiaries, all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated. The Company accounts for its investments in oil and gas partnerships, joint ventures and other less than wholly-owned working interests using the proportional consolidation method.

PROPERTY AND EQUIPMENT - The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, the tangible and intangible development costs of productive wells and development dry holes are capitalized, and dry hole costs on exploratory wells are charged against income when the well is determined to be non-productive. Other exploratory expenditures, including geological and geophysical costs and delay rentals, are expensed as incurred. The cost of unevaluated leasehold acquisitions and wells in progress are included in unproven properties pending evaluation.

Depreciation and depletion of producing oil and gas properties are computed separately on each individual property on the unit-of-production method based on estimated proved reserves. Depreciation of other property and equipment is computed on the straight-line method over the estimated useful lives of the assets.

The Company currently has only onshore producing properties and currently estimates that residual salvage values of equipment would equal any future dismantlement, restoration or abandonment costs.

Maintenance and repairs are charged to expense as incurred.

OIL AND GAS PROPERTIES HELD FOR SALE - The costs of non-producing exploratory properties held for sale, including lease bonuses and other acquisition costs, are capitalized. Geological, geophysical, and other exploration costs of non-producing properties are capitalized to the extent such costs are expected to be reimbursed upon sale of the property, determined by management based on the attributes of each property. Otherwise, such costs, if any, are expensed. For those properties in which the Company sells a portion of its interest, the cost of such properties, net of reimbursements, are removed from this account and included in property and equipment.

Producing oil and gas properties, which have been identified for sale, are carried at the lower of cost or estimated market. The 1994 valuation reduction is primarily the result of write downs of producing properties which management has identified for sale.

Assets held for sale at December 31, 1995 include Venture Resources, Inc. and subsidiaries which has a carrying cost of $675,000 (see Note 2). The assets of Venture Resources, Inc. and its subsidiaries consist of ten non-contiguous pipeline and gathering systems which are not part of the Company's core business operations.

INCOME TAXES - The Company adopted prospectively the Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," in 1993. The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method of accounting for income tax items to the asset and liability method. Previously, under the deferred method, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. (See Note 3.)

The Company deducts intangible development costs as incurred and deducts statutory depletion (percentage depletion) when it exceeds cost depletion for federal income tax purposes.

CASH EQUIVALENTS AND MARKETABLE SECURITIES - Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents and marketable securities are U.S. Treasury Bill investments and are carried at cost plus accrued interest, which approximates market.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW PRONOUNCEMENTS - In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). SFAS No. 121 established guidance for the recognition and measurement of impairment losses for long-lived assets and certain intangibles and valuation of long-lived assets to be disposed. This statement is effective for years beginning after December 15, 1995. The Company does not believe the effect of SFAS No. 121 would be material to the financial statements taken as a whole.

In 1995, the FASB also issued SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). The SFAS allows entities to compute compensation cost related to employee stock options by either using a fair-value-based method or by continuing to use the method prescribed in APB No. 25 Accounting for Stock Issued to Employees (APB No. 25). Even if entities plan to continue to apply APB No. 25, they will be required to adopt the new disclosure requirements of SFAS No. 123. The effective date of this Statement is for years beginning after December 15, 1995. The Company plans to continue to apply APB No. 25.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. Outstanding options and warrants are included where they have a dilutive effect. The share amounts used to compute earnings (loss) per share were 5,701,400, 4,161,600, and 4,161,600 for the years 1995, 1994 and 1993, respectively.

RECLASSIFICATIONS - Certain amounts in prior financial statements have been reclassified to conform to the 1995 financial statement presentation.

NOTE 2 ACQUISITIONS

On April 6, 1995, the Company completed the acquisition of Diverse Production Co. (Diverse) (subsequently renamed SMC Production Co.), a Texas corporation, whose primary asset is its 15% general partner interest in Diverse GP III, a Texas general partnership. The total cost of the acquisition was $2,345,144 and is accounted for under the purchase method. The Company issued 2,193,919 shares of common stock and 325,000 share options at an exercise price of $1.25 per share for a term of five years. The operating results of this acquisition are included in the Company's consolidated results of operations from April 1, 1995.

On December 20, 1995, the Company completed the acquisition of certain oil and gas assets of Stone & Webster Oil Company, Inc., and the outstanding capital stock of three wholly-owned subsidiaries of Stone & Webster, Inc., Spruce Hills Production Company, Inc., San Salvador Development Company, Inc., and Venture Resources, Inc. (collectively Stone & Webster), which are engaged in oil and gas related business, including exploration and production and pipelines. The total cost of the acquisition was approximately $16,400,000 and is accounted for using the purchase method. The operating results of this acquisition will be included in the Company's consolidated results beginning in 1996. As a result of the acquisition, the Company has identifiable assets located in Canada of approximately $6,400,000 at December 31, 1995.

The acquisition was financed by bank borrowings of $15,215,000 and internally generated working capital of $1,209,000.

A summary of the assets and liabilities acquired in these transactions are as follows:

                        Stone & Webster Diverse     Total
                        --------------------------------------
                                   (000's omitted)
Cash                       $    208    $   --      $    208
Accounts Receivable             836         223       1,059
Other current assets            284        --           284
Oil and gas properties       15,303       2,293      17,596
Other non-current assets        731           4         735
Accounts payable               (333)       (175)       (508)
Deferred income taxes          (606)       --          (606)
                           --------    --------    --------
                           $ 16,423    $  2,345    $ 18,768
                           ========    ========    ========


The following summarized pro forma (unaudited) information and assumes the acquisitions had occurred on January 1, 1994.


                         Twelve Months Ended December 31,
                     ---------------------------------------
                        1995                        1994
                     ----------                 ------------
                     (000's omitted, except per share data)
Revenues             $    8,826                 $   11,416
Net loss                   (954)                    (3,414)

Net loss per share   $     (.17)                $     (.55)

These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of 1994 or 1995, respectively. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property, plant and equipment.

Subsequent to December 31, 1995, the Company entered into an exploration arrangement with Diasu Oil & Gas Co., Inc. ("Diasu") and Diasu's two principal shareholders. Under the agreement, the Company has the option to pay leasehold, seismic and other third party costs in the development of exploration prospects with Diasu for a two year period beginning in 1996. As funded prospects are sold, the Company will recoup its prospect costs plus one-third of any potential promote or carried interest received by Diasu after the sale of the prospect. The Company has an option to receive this carried interest or to take a one-third interest in each prospect and drill the property without further burden or profit by Diasu. Pursuant to the arrangement, on January 5, 1996, the Company issued the Diasu shareholders 175,000 shares of common stock and warrants to purchase up to 600,000 shares at $2.00 per share for a term of five years. The stock will be valued at the last reported sale price for the Company's common stock on January 5, 1996 on the NASDAQ SmallCap Market which was $1.375 per share. No material value will be placed on the warrants.

NOTE 3 FEDERAL AND STATE INCOME TAXES

Differences between the effective tax rate and the statutory federal rate are as follows:

                                          For the Year Ended December 31,
                                        -------------------------------------
                                           1995          1994          1993
                                        ---------     ---------     ---------
Statutory rate for benefit                  (34.0%)       (34.0%)       (34.0%)
Valuation allowance                          33.6          18.7        --
State taxes, net of federal benefit           4.5            .1            .9
Other                                         2.9            .1           1.4
                                        ---------     ---------     ---------

Effective tax rate                            7.0%        (15.1%)       (31.7%)
                                        =========     =========     =========


Deferred taxes at December 31, consist of the following:

                                                1995           1994
                                            -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards          $   779,000    $   676,000
  Alternative minimum tax credits                96,000         83,000
  Statutory depletion carryforwards             110,000         96,000
                                            -----------    -----------
                                                985,000        855,000
Valuation allowance                            (405,000)      (812,000)
                                            -----------    -----------
                                                580,000         43,000
Deferred tax liabilities:
  Oil and gas properties                        580,000         43,000
  Oil and gas properties - Canadian taxes       606,000           --
                                            -----------    -----------
                                              1,186,000         43,000
                                            -----------    -----------

                                            $  (606,000)   $      --
                                            ===========    ===========


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

In connection with the Company's acquisition of DPC discussed in Note 2 above, the Company granted options exercisable for the following indicated number of shares of its common stock at $1.25 per share through April 6, 2000 to the indicated individual or entity controlled by him as partial consideration for DPC's stock: B. Travis Basham - 77,500, Thomas R. Fuller - 77,500, Donald H. Wiese, Jr. - 77,500 and Spencer L. Youngblood - 77,500. Each of these individuals became directors of the Company in connection with Company's acquisition of DPC. Entities controlled by these individuals are also general partners of Diverse GP III, each having an approximate 20% general partner interest.

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

NOTE 5 MAJOR CUSTOMERS

The Company is principally engaged in a single industry segment, the exploration, development, and production of oil and gas reserves in the United States and Canada. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows:

Customer                                 1995   1994   1993
--------                                 ----   ----   ----
                                            (in thousands)

Moon-Hines-Tigrett Operating Co., Inc.   $ 21   $ 76   $529
Mike Rogers Drilling Company              746    651    965
Ashtola Exploration Company               208    283    144


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

The following table reflects the activity under the Company's various plans during the three-year period ended December 31, 1995:

                                                                                                     Exercise Price
                                                                     Number of Shares                  Per Share
                                                                     ----------------                  ---------

Outstanding at December 31, 1992                                         40,000                   $            3.38
Granted                                                                     ---                                 ---
Cancelled                                                                   ---                                 ---
Exercised                                                                   ---                                 ---
                                                                     ----------
Outstanding at December 31, 1993                                         40,000                   $            3.38
Granted                                                                 450,000                                1.00
Cancelled                                                                   ---                                 ---
Exercised                                                                   ---                                 ---
                                                                     ----------
Outstanding at December 31, 1994                                        490,000                   $    1.00 - $3.38
Granted                                                                 368,878                        1.00 - $1.25
Cancelled                                                               (40,000)                               3.38
Exercised                                                                   ---                                 ---
                                                                     ----------
Outstanding at December 31, 1995                                        818,878                   $    1.00 - $1.25
                                                                     ==========


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

NOTE 8 QUARTERLY FINANCIAL DATA (UNAUDITED)


Selected quarterly financial data of the Company are presented below for the years ended December 31, 1995 and 1994:

                                            Income           Net          Income
1995                                         from           Income        (Loss)
Quarter                      Revenues     Operations        (Loss)       Per Share
------------                -----------   -----------    -----------    -----------
March 31                    $   472,000   $   113,000    $  (101,000)   $      (.02)
June 30                         687,000       180,000         (9,000)          (.00)
September 30                    620,000       247,000         92,000            .01
December 31                     581,000        34,000       (119,000)          (.02)
                            -----------   -----------    -----------    -----------
                            $ 2,360,000   $   574,000    $  (137,000)   $      (.02)
                            ===========   ===========    ===========    ===========


                                            Income           Net           Income
1994                                         from           Income         (Loss)
Quarter                      Revenues      Operations       (Loss)       Per Share
------------                -----------    -----------    -----------    -----------
March 31                    $   461,000    $(2,342,000)   $(2,075,000)   $      (.52)
June 30                         480,000        191,000       (110,000)          (.02)
September 30                    505,000        257,000         99,000            .02
December 31                     443,000       (894,000)    (1,047,000)          (.26)
                            -----------    -----------    -----------    -----------
                            $ 1,889,000    $(2,788,000)   $(3,133,000)   $      (.78)
                            ===========    ===========    ===========    ===========


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

NOTE 10 OIL AND GAS PRODUCING ACTIVITIES

The Company's capitalized costs of all oil and gas properties and related allowances for depreciation and depletion are as follows at December 31:

                                    1995          1994
                                ----------    ----------
                                      (in thousands)
Proved properties               $   20,530    $    3,544
Unproven properties                     15            22
Less accumulated depreciation
 and depletion                      (2,848)       (2,377)
                                ----------    ----------
Total                           $   17,697    $    1,189
                                ----------    ----------


The Company's share of oil and gas revenues produced from its royalty interests was $169,000, $170,000 and $240,000 for the years ended December 31, 1995,
1994, and 1993, respectively.

The Company incurred the following costs in oil and gas activities for the year ended December 31:

                              1995      1994      1993
                             -------   -------   -------
                                    (in thousands)
Property acquisition costs
  Proved                     $18,009   $  --     $  --
  Unproved                       873       115       258
Exploration costs                214       657       962
Development cost                 248       225       192
                             -------   -------   -------
Total costs incurred         $19,334   $   997   $ 1,412
                             -------   -------   -------


RESERVE QUANTITY INFORMATION (unaudited) -

The following two tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally located onshore in the continental United States and Canada. The information is provided by independent petroleum engineering firms.

                                                          Domestic                   Canadian                      Total
                                                 --------------------------  -------------------------   --------------------------
                                                     Oil            Gas          Oil          Gas            Oil            Gas
Proved Reserves                                   (Barrels)        (MCF)      (Barrels)       (MCF)       (Barrels)        (MCF)
---------------                                  -----------    -----------  -----------   -----------   -----------    -----------
   Balance, December 31, 1992                        852,879      1,870,656         --            --         852,879      1,870,656
   Extensions, discoveries and other additions           500        131,019         --            --             500        131,019
   Revisions of previous estimates                  (268,785)      (216,876)        --            --        (268,785)      (216,876)
   Production                                       (110,108)      (545,942)        --            --        (110,108)      (545,942)
                                                 -----------    -----------  -----------   -----------   -----------    -----------

   Balance, December 31, 1993                        474,486      1,238,857         --            --         474,486      1,238,857
   Extensions, discoveries and other additions        45,834        245,190         --            --          45,834        245,190
   Revisions of previous estimates                  (213,258)      (397,443)        --            --        (213,258)      (397,443)
   Production                                        (78,866)      (300,544)        --            --         (78,866)      (300,544)
                                                 -----------    -----------  -----------   -----------   -----------    -----------

   Balance, December 31, 1994                        228,196        786,060         --            --         228,196        786,060
   Extensions, discoveries and other additions            66          8,449         --            --              66          8,449
   Revisions of previous estimates                   (24,715)      (145,903)        --            --         (24,715)      (145,903)
   Purchases of minerals in place                    568,702     20,400,151      868,495     5,786,239     1,437,197     26,186,390
   Production                                        (84,848)      (404,319)        --            --         (84,848)      (404,319)
                                                 -----------    -----------  -----------   -----------   -----------    -----------

   Balance, December 31, 1995                        687,401     20,644,438      868,495     5,786,239     1,555,896     26,430,677
                                                 ===========    ===========  ===========   ===========   ===========    ===========

Proved Developed Reserves

   Balance, December 31, 1993                        474,486      1,238,857            0             0       474,486      1,238,857
   Balance, December 31, 1994                        228,196        786,060            0             0       228,196        786,060
   Balance, December 31, 1995                        687,401     20,644,438      868,495     5,786,239     1,555,896     26,430,677


The revisions in the Company's estimated reserves in 1993 and 1994 were primarily the result of downward adjustment to the Company's oil and gas properties in HUB, Bandera, Stateline and Cascade Deep. Production from these fields was substantially below those projected by the Company's independent petroleum engineering firm, resulting in the downward adjustments.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)-

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

                                                               1995
                                                 --------------------------------
                                                   U.S.       Canada      Total        1994        1993
                                                 --------    --------    --------    --------    --------
Future cash inflows                              $ 53,075    $ 21,063    $ 74,138    $  4,891    $  9,113
Future production and development costs           (12,827)     (9,520)    (22,347)     (1,412)     (2,705)
Future income taxes                                (9,165)     (1,938)    (11,103)       (697)     (1,058)
                                                 --------    --------    --------    --------    --------

         Future net cash flows                     31,083       9,605      40,688       2,782       5,350
10% Annual discount                               (13,793)     (2,295)    (16,088)       (448)     (1,315)
                                                 --------    --------    --------    --------    --------

Standardized measure of discounted
  future net cash flows                          $ 17,290    $  7,310    $ 24,600    $  2,334    $  4,035
                                                 ========    ========    ========    ========    ========
                                                              1995
                                                 --------------------------------
                                                   U.S.       Canada      Total        1994        1993
                                                 --------    --------    --------    --------    --------
Standardized measure -- Beginning of year        $  2,334    $   --      $  2,334    $  4,035    $  6,036
Oil and gas sales, net of production costs         (1,388)       --        (1,388)     (1,199)     (2,338)
Sales of reserves in place                           --          --          --          --          --
Purchases of reserves in place                     17,281       8,065      25,346        --          --
Net changes in prices, net of production costs        (73)       --           (73)        (78)       (374)
Extensions and discoveries                             14        --            14         810         169
Revisions to previous quantity estimates             (390)       --          (390)     (1,835)     (1,783)
Net change in income taxes                          1,556        (755)        801        --         1,008
Accretion of discount                                 284        --           284         454         755
Changes in estimated future development costs         230        --           230          27         542
Changes in production rates and other              (2,558)       --        (2,558)        120          20
                                                 --------    --------    --------    --------    --------

Standardized measure -- end of year              $ 17,290    $  7,310    $ 24,600    $  2,334    $  4,035
                                                 ========    ========    ========    ========    ========

NOTE 11 LONG TERM DEBT AND NOTE PAYABLE BANK

On December 20, 1995, the Company entered into a credit facility consisting of a secured reducing revolving line of credit with an initial borrowing base of $12,500,000 ("Revolver Note") and a term note for $3,500,000 ("Term Note"). The Term Note matures on July 1, 1996. The borrowing base of the Revolver Note reduces by $215,000 per month commencing January 1, 1996, and is reviewed by the bank semi-annually until maturity on June 1, 1998. Under the terms of the Revolver Note, the borrowing base is redetermined semi-annually by the lending bank based upon its calculation of changes in the underlying reserve values securing the credit facility. As of December 31, 1995, the Company has borrowed $11,715,000 under the Revolver Note leaving an unfunded commitment of $785,000. The Term Note bears an interest rate of the lending banks prime rate plus two percent, floating. The Revolver Note bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus two and one-half percent. Upon payment of the Term Note, the LIBOR rate on the Revolver Note is reduced to LIBOR plus two and one-quarter percent. The Revolver Note is payable $1,795,000 in 1996, $2,580,000 in 1997, and $7,340,000 in 1998.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit (a) (3) (a) of Item 14, Part IV of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1989).

                  3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit
                           (a)(3)(b) of Item 14, Part IV of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1989).

                  10.1 Stock Option Agreement made as of December 31, 1994 between Southern Mineral Corporation and Steven H. Mikel (incorporated by reference to Exhibit (h) to annual report on Form 10-K for year ended December 31, 1994).

                  10.2 Exchange Agreement by and among Diverse Production Co., The Shareholders of Diverse Production Co., and Southern Mineral Corporation dated March 2, 1995 (incorporated by reference to Exhibit (i) to annual report on Form 10-K for year ended December 31,
                           1994).

                  10.3 Severance Agreement between Phinn W. Townsend and Southern Mineral Corporation dated December 28, 1994 (incorporated by reference to Exhibit (j) to annual report on Form 10-K for year ended December 31,
                           1994).

                  10.4 Southern Mineral Corporation 1995 Non-employee Director Compensation Plan (incorporated by reference to Exhibit (k) to a current report on Form 10-K filed on March 23, 1995.)

                  10.5 Purchase and Sale Agreement, dated as of October 31, 1995, by and among Stone & Webster, Incorporated, Stone & Webster Oil Company, Inc. and Southern Mineral Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Registrant dated
                           October 31, 1995).

                  10.6 Credit Agreement, dated December 20, 1995, between Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc., and Compass Bank-Houston for Reducing Revolver Line of Credit of up to $25,000,000 (incorporated by reference to Exhibit 10.1 to Form 8-K of Registrant dated December 20, 1995).

                  10.7 Promissory Note, dated December 20, 1995, in the original principal amount of $25,000,000 made by Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company,

                    VenGas Pipeline Company, Spruce Hills Production Company, Inc. in favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.2 to Form 8-K of Registrant dated December 20, 1995).

               10.8 Credit Agreement, dated December 20, 1995, between Southern
                    Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. and Compass Bank-Houston for Term Loan of $3,500,000 (incorporated by reference to Exhibit
                    10.3 to Form 8-K of Registrant dated December 20, 1995).

               10.9 Promissory Note, dated December 20, 1995, in the original principal amount of $3,500,000 made by Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. in favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.4 to Form 8-K of Registrant dated December 20, 1995).

              10.10 1996 Stock Option Plan.

              10.11 1996 Employee Stock Purchase Plan.

              10.12 Joint Venture Agreement, dated October 1, 1995, between
                    Southern Mineral Corporation and The Links Group, Inc.

              10.13 Option Agreement, dated January 5, 1996, between Southern
                    Mineral Corporation and Diasu Oil & Gas Company, Inc. covering the exploration joint venture.

              10.14 Stock Option Agreement dated April 6, 1995, between
                    Southern Mineral Corporation and Robert R. Hillery.

              10.15 Subscription Agreement and Assumption of Obligations,
                    dated January 5, 1995, between the Southern Mineral Corporation and Gary L. Chitty, and Thomas J McMinn (filed herewith).

              21.1  Subsidiaries of the Company

                                                                  Other Name Under Which       Jurisdiction of
                    Name of Subsidiary                          Subsidiary Conducts Business     Incorporation
                    ------------------                          ----------------------------     -------------
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

              23.1 Consent of Independent Certified Public Accountants.

              27.1 Financial Data Schedule.

     (b)      Report on Form 8-K


              None.
                                    Page 28

                                   SIGNATURES

         Pursuant to Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 SOUTHERN MINERAL CORPORATION


                                 BY: /s/ Steven H. Mikel
                                    ----------------------------------------
                                    Steven H. Mikel
                                    President and Chief Executive Officer
February 10, 1997

                               INDEX TO EXHIBITS


                  3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit (a) (3) (a) of Item 14, Part IV of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1989).

                  3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit
                           (a)(3)(b) of Item 14, Part IV of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1989).

                  10.1 Stock Option Agreement made as of December 31, 1994 between Southern Mineral Corporation and Steven H. Mikel (incorporated by reference to Exhibit (h) to annual report on Form 10-K for year ended December 31, 1994).

                  10.2 Exchange Agreement by and among Diverse Production Co., The Shareholders of Diverse Production Co., and Southern Mineral Corporation dated March 2, 1995 (incorporated by reference to Exhibit (i) to annual report on Form 10-K for year ended December 31,
                           1994).

                  10.3 Severance Agreement between Phinn W. Townsend and Southern Mineral Corporation dated December 28, 1994 (incorporated by reference to Exhibit (j) to annual report on Form 10-K for year ended December 31,
                           1994).

                  10.4 Southern Mineral Corporation 1995 Non-employee Director Compensation Plan (incorporated by reference to Exhibit (k) to a current report on Form 10-K filed on March 23, 1995.)

                  10.5 Purchase and Sale Agreement, dated as of October 31, 1995, by and among Stone & Webster, Incorporated, Stone & Webster Oil Company, Inc. and Southern Mineral Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Registrant dated
                           October 31, 1995).

                  10.6 Credit Agreement, dated December 20, 1995, between Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc., and Compass Bank-Houston for Reducing Revolver Line of Credit of up to $25,000,000 (incorporated by reference to Exhibit 10.1 to Form 8-K of Registrant dated December 20, 1995).

                  10.7 Promissory Note, dated December 20, 1995, in the original principal amount of $25,000,000 made by Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company,

                    VenGas Pipeline Company, Spruce Hills Production Company, Inc. in favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.2 to Form 8-K of Registrant dated December 20, 1995).

               10.8 Credit Agreement, dated December 20, 1995, between Southern
                    Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. and Compass Bank-Houston for Term Loan of $3,500,000 (incorporated by reference to Exhibit
                    10.3 to Form 8-K of Registrant dated December 20, 1995).

               10.9 Promissory Note, dated December 20, 1995, in the original principal amount of $3,500,000 made by Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. in favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.4 to Form 8-K of Registrant dated December 20, 1995).

              10.10 1996 Stock Option Plan.

              10.11 1996 Employee Stock Purchase Plan.

              10.12 Joint Venture Agreement, dated October 1, 1995, between
                    Southern Mineral Corporation and The Links Group, Inc.

              10.13 Option Agreement, dated January 5, 1996, between Southern
                    Mineral Corporation and Diasu Oil & Gas Company, Inc. covering the exploration joint venture.

              10.14 Stock Option Agreement dated April 6, 1995, between
                    Southern Mineral Corporation and Robert R. Hillery.

              10.15 Subscription Agreement and Assumption of Obligations,
                    dated January 5, 1995, between the Southern Mineral Corporation and Gary L. Chitty, and Thomas J McMinn (filed herewith).

              21.1  Subsidiaries of the Company

              SUBSCRIPTION AGREEMENT AND ASSUMPTION OF OBLIGATIONS


              THIS SUBSCRIPTION AGREEMENT AND ASSUMPTION OF OBLIGATIONS (the "Subscription Agreement") made as of January ___, 1996, is by and among SOUTHERN MINERAL CORPORATION, a Texas corporation ("Southern"), Gary L. Chitty, an individual ("Chitty") and Thomas J. McMinn, an individual ("McMinn", Chitty and McMinn shall hereinafter be collectively referred to as "Investors").

                              PRELIMINARY MATTERS

       1. Southern and Diasu have entered that certain Option Agreement (the "Option Agreement"), executed contemporaneously with this Subscription Agreement, which provides Southern with certain rights to participate in the acquisition, development and marketing of certain properties acquired by Diasu or its affiliates in the future.

       2. Southern intends to issue and deliver certain shares of common stock and warrants for common stock to Investors as consideration for Investors providing certain covenants to Southern with respect to the performance by Investors and Diasu pursuant to the Option Agreement.

       3. In reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and from applicable state securities laws (the "Blue Sky Laws"), the Common Shares and the First Warrant Shares (as each of these terms are hereinafter defined) will be issued to Investors without registration under the Securities Act or applicable Blue Sky Laws.

                                   AGREEMENT

              NOW THEREFORE, in consideration of the above recitals and the benefits to be derived by each party under this Agreement, it is agreed as follows:

                                   ARTICLE I
                                  SUBSCRIPTION

       1.1 In consideration for the undertakings by McMinn and Chitty hereunder, Southern agrees to issue and deliver the following each to McMinn and Chitty respectively:

              (a) 87,500 shares of common stock of Southern subject to the restrictions and other attributes contained in the Registration Rights Agreement attached hereto as Exhibit A (the "Common Shares"), such shares to be issued and delivered to McMinn and Chitty on January 5, 1996; and

              (b) a warrant, in a form substantially similar to that attached hereto as Exhibit B, exercisable as provided below beginning on or after January 5, 1996, for a period ending on the date five years after the date hereof, to acquire 200,000 shares of common stock of Southern at an exercise price of $2.00 per share, subject to the restrictions and other attributes contained in the

       Registration Rights Agreement attached hereto as Exhibit A (the "First Warrant Shares").

The Common Shares and First Warrant Shares shall sometimes be collectively referred to as the "Shares."

                                   ARTICLE II
                                   COVENANTS

       2.1 OBLIGATIONS PURSUANT TO THE OPTION AGREEMENT. McMinn and Chitty each covenant:

              (a) that the provisions of the Option Agreement shall also bind each of McMinn and Chitty respectively and any business entity in which McMinn or Chitty, directly or indirectly, (i) have an ownership interest in or are entitled to receive an economic benefit from, and
       (ii) are under either McMinn's or Chitty's control; and

              (b) to cause Diasu to honor its obligations under the Option Agreement.

       2.2 REMEDIES FOR BREACH OF COVENANT. Southern agrees that the damages resulting from a breach by either McMinn or Chitty of the covenants set forth in this Article shall be limited to an amount of actual damages which does not exceed the value of the Common Stock, First Warrant Shares and Second Warrant Shares (as "SECOND WARRANT SHARES" are defined in the Option Agreement) on the date of the breach.

                                 ARTICLE III
                        REPRESENTATIONS OF INVESTORS

       3.1 REPRESENTATIONS OF INVESTORS. Investors each hereby represent, jointly and severally, to Southern that:

              (a) INVESTMENT REPRESENTATION. Each Investor possesses such knowledge and experience in financial matters that it is capable of evaluating the merits and risks of its investment hereunder. Each Investor is acquiring the Common Shares and the First Warrant Shares for its own accounts, for investment purposes only and not with a view to the distribution thereof.

              (b) ADEQUATE INFORMATION. Southern has made available and Investors have reviewed Southern's (i) annual report on Form 10-K for the fiscal year ended December 31, 1994, (ii) quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, (iii) quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1995, and (iv) such information which Investors consider necessary or appropriate to evaluate the risks and merits of an investment in the Shares (collectively, the "Investment Information").

              (c)    OPPORTUNITY TO QUESTION.

                     (i) Investors have had the opportunity to question, and
              have questioned, to the extent deemed necessary or appropriate, representatives of Southern so as to receive answers and verify information obtained in Investor's examination of Southern, including the Investment Information and any other documents or information that Investors have reviewed in relation to Investor's investment in the Shares.

                     (ii) No oral or written representations have been made or oral or written information furnished to Investors in connection with Investors' acquisition of the Shares which were in any way inconsistent with the Investment Information. Without limiting the generality of the foregoing, Investors acknowledge and agree that Southern makes no representations or warranties as to (1) the amount of oil, gas, petroleum, condensate, or other reserves attributable to any properties owned by Southern as of the date of this Subscription Agreement (the "Southern Properties") or (2) any geological, geophysical, engineering, economic, or other interpretations, forecasts, or evaluations.

                     (iii) In determining to acquire the Common Shares and the First Warrant Shares, Investors have made their own investigation, analysis, and evaluation of the properties owned by Southern (including, without limitation, limited visual on-site, inspection of the surface of the Southern Properties, and based thereon and on the representations, warranties, covenants and agreements made by Southern in this Subscription Agreement, Investors have formed an independent judgement concerning Southern, its business assets (including its own estimate and appraisal of the extent and value of its oil and gas reserves), liabilities, financial condition, results of operations, and prospects and the inherent risks associated therewith.

              (d) FINANCIAL CONDITION. Investors' financial condition and income are such that: (i) Investors are under no present need to dispose of any portion of the Shares to satisfy any existing or contemplated undertaking or debt, and (ii) Investors are able to bear the economic risk of investment in the Shares, including the risk of losing its entire investment and the risk of not being able to sell or transfer any of the Shares for an indefinite period of time.

              (e)    RESTRICTED SECURITIES.

                     (i) Investors understand that they may be required to bear the economic risk of investment in the Shares for an indefinite period of time because the Shares may not, without full compliance with the registration and prospectus delivery requirements of the Securities Act, be offered, sold or delivered except in a transaction exempt from, or not subject to, the registration and prospectus delivery requirements of the Securities Act.

                     (ii) Investors will not transfer or pledge any or all of the Shares in violation of the Securities Act or any applicable Blue Sky Laws and if Investors pledge any of the Shares, Investors will advise the pledgee of the transfer restrictions imposed on the Shares by this Agreement and will use their best efforts to obtain an undertaking from such pledgee not to transfer such Shares in violation of the Securities Act or applicable Blue Sky Laws.

                     (iii) The certificates from time to time evidencing the Shares may, at Southern's option, bear a legend which provides that the Shares may not be transferred unless Southern is delivered a legal opinion, satisfactory to Southern in its sole discretion, to the effect that such transfer may be made without compliance with the registration and prospectus delivery requirements of the Securities Act and applicable Blue Sky Laws. Such legal opinion shall be given by counsel satisfactory to Southern, at Investors' expense.

                                 ARTICLE IV
                                MISCELLANEOUS

       4.1 EXHIBITS. All Exhibits attached hereto are hereby incorporated and made a part hereof as if set forth herein in full.

       4.2 COUNTERPARTS. This Subscription Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

       4.3 ENFORCEABILITY. In the event any one or more provisions contained in this Subscription Agreement, the Exhibits attached hereto, or the documents to be executed hereunder shall, for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision.

       4.4 GOVERNING LAW. THIS SUBSCRIPTION AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO SHALL BE GOVERNED, CONSTRUED, AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, EXCEPT FOR ANY LAWS CALLING FOR APPLICATION OF THE LAWS OF ANOTHER STATE. ANYTHING HEREIN TO THE CONTRARY NOTWITHSTANDING, NO PARTY SHALL BE LIABLE TO THE OTHER FOR INDIRECT, CONSEQUENTIAL OR EXEMPLARY OR PUNITIVE DAMAGES. THE PARTIES AGREE THAT ANY LITIGATION RELATING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT MUST BE BROUGHT BEFORE AND DETERMINED BY A COURT OF COMPETENT JURISDICTION WITHIN THE STATE OF TEXAS.

       4.5 THIRD PARTIES. Nothing in this Subscription Agreement shall entitle any party other than Buyer and Seller to any claim, cause of action, remedy or right of any kind.

       4.6 PUBLICITY. All announcements and publicity relating to the transactions described herein shall be subject to the approval of both parties.

       4.7 NOTICES. All communications required or permitted under this Agreement shall be in writing, and any communications hereunder shall be deemed to have been duly made if delivered by hand, overnight delivery services or telecopies, or when placed in first class certified mail, postage prepaid, with return receipt requested to the following addresses:

              If to Investors:

                     Gary L. Chitty and Thomas J. McMinn
                     c/o Diasu Oil & Gas Co., Inc.
                     4420 F.M. 1960 W., Suite 400
                     Houston, Texas 77068
                     Fax:  713/537-9153
                     Attention:  Gary L. Chitty or Thomas J. McMinn

              If to Southern:

                     Southern Mineral Corporation
                     500 Dallas Avenue, Suite 2800
                     Houston, Texas 77002
                     Fax:  713/658-9447
                     Attention:  Steven H. Mikel

Either party may, by written notice so delivered to the other, change the address to which delivery shall thereafter be made.


                        [NEXT PAGE IS SIGNATURE PAGE]

              EXECUTED by each party as of the date first above written but effective for all purposes an of the Effective Time (as defined in the Purchase Agreement).


                                           SOUTHERN MINERAL CORPORATION
Attest:

                                           By:
-----------------------------------           ---------------------------------
Name:                                      Steven H. Mikel, President
     -----------------------


-----------------------------------
Name:
     -----------------------


                                           INVESTORS:

                                           THOMAS J. MCMINN
Attest:

                                           By:
-----------------------------------           ---------------------------------
Name:
     -----------------------


-----------------------------------
Name:
     -----------------------


                                           GARY L. CHITTY
Attest:

                                           By:
-----------------------------------           ---------------------------------
Name:
     -----------------------


-----------------------------------
Name:
     -----------------------

                                   EXHIBIT A
       Attached to and made a part of that certain Subscription Agreement and Assumption of Obligations by and between Southern Mineral Corporation and Diasu Oil & Gas Co., Inc. dated January ___, 1996.


                         REGISTRATION RIGHTS AGREEMENT

       This Registration Rights Agreement (this Agreement) dated as of January 6, 1996, is by and among Southern Mineral Corporation, a Texas corporation (the Company), Diasu Oil & Gas Co., Inc., a Texas corporation (Diasu), Thomas J. McMinn and Gary L. Chitty (Diasu and Messrs. Chitty and McMinn collectively, the Stockholders).

                              W I T N E S S E T H

       A. On the date hereof, the Company and one or more of the Stockholders have entered into that certain Subscription Agreement and Assumption of Obligations and that Option Agreement, both of even date herewith.

       B. Pursuant to the agreements in paragraph A above, one of more of the Stockholders shall own: (1) 175,000 shares (the First Tranche Shares) of the Company's Common Stock (the First Tranche Shares), par value [_______] (the Common Stock); (2) immediately exercisable warrants to purchase 400,000 shares (the Second Tranche Shares) of Common Stock at an exercise price of $2.00 exercisable for five years from the date hereof; and (3) warrants to purchase 200,000 shares (the Third Tranche Shares) of Common Stock at an exercise price of $2.00 exercisable for five years from the date hereof, but not prior to the date on which Payout No. 2 occurs under that certain SMC Development L.P. partnership agreement of even date herewith.

       C. In connection with the acquisition of the above Common Stock and Warrants by the Stockholders, the Company has agreed to grant to each Stockholder certain registration rights set forth below.

       NOW, THEREFORE, in consideration of these premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by each Stockholder and the Company, the parties hereto agree as follows:


                                   SECTION 1
                                  DEFINITIONS

       1.1 SPECIFIC DEFINITIONS. The following terms are defined as follows:

       Affiliate - defined in Rule 12b-2 under the Exchange Act.

       Exchange Act - the Securities Exchange Act of 1934, as amended.

       Indemnified Party - defined in Section 5.3.

       Indemnifying Party - defined in Section 5.3.

       Inspectors - defined in Section 3.1(l).

       Loss or Losses - defined in Section 5.1.

       person - any business entity (including, without limitation, a corporation, partnership (limited or general), limited liability company or business trust) or a natural person.

       Prospectus - defined in Section 5.1.

       register, registered and registration and words of similar import refer to a registration effected by preparing and filing with the SEC a registration statement in compliance with the Securities Act, and the declaration and ordering by the SEC of effectiveness of such registration statement or document.

       Registerable Common Stock - any of the Restricted Common Stock issued to the Stockholders (or their permitted assigns), and any securities issued or issuable in respect of any Registerable Common Stock by way of any stock split or stock dividend or in connection with any combination of shares, recapitalization, merger, consolidation, reorganization or otherwise. Registerable Common Stock shall not include Restricted Common Stock a Stockholder has held for more than three years.

       Restricted Common Stock - the: (i) First Tranche Shares, (ii) Second Tranche Shares once such shares have been issued to the applicable Stockholder pursuant to the exercise of the applicable overlying stock warrants, and (iii) Third Tranche Shares once such shares have been issued to the applicable Stockholder pursuant to the exercise of the applicable overlying stock warrants.

       SEC - the United States Securities and Exchange Commission.

       Securities Act - the Securities Act of 1933, as amended.

                                   SECTION 2
                              REGISTRATION RIGHTS

       2.1 PIGGYBACK REGISTRATION RIGHTS. If at any time or from time to time the Company shall propose to register any Common Stock for public sale under the Securities Act, the Company shall give each Stockholder prompt written notice of the proposed registration and shall include in such registration on the same terms and conditions as the other securities included in such registration such number of shares of Registerable Common Stock as any Stockholder shall request within 15 business days after the giving of such notice; provided, however, that the Company may at any time prior to the effectiveness of any such registration statement, in its sole discretion and without the consent of Stockholders, abandon the proposed offering in which a Stockholder had requested to participate; and provided further that any Stockholder shall be entitled to withdraw any or all of its shares of Registerable Common Stock to be included in a registration statement under this
Section 2.1 at any time prior to the date on which the registration statement with respect to such shares of Registerable Common Stock is declared effective by the SEC. The Company shall be entitled to select the investment bankers and/or managers, if any, to be retained in connection with any registration referred to in this Section 2.1.

       2.2 RESTRICTIONS ON PIGGYBACK REGISTRATION RIGHTS. Notwithstanding anything to the contrary contained elsewhere herein, the registration rights granted to Stockholders in Section 2.1 are expressly subject to the following terms and conditions:

       (a) The Company shall not be obligated to include the number of shares of Registerable Common Stock in an offering as contemplated by Section
2.1 if the Company is advised in writing by the managing underwriter or underwriters of such offering (with a copy to each Stockholder), that the success of such offering would in its or their good faith judgment be jeopardized by the inclusion of such number (or a portion of such number) of shares (after consideration of all relevant factors, including without limitation, the impact of any delay caused by including such shares).

       (b) The Company shall not be obligated to include any shares of Registerable Common Stock in any registration by the Company of any Common Stock in connection with any merger, acquisition, exchange offer, or any other business combination, including any transaction within the scope of Rule 145 promulgated pursuant to the Securities Act, subscription offer, dividend reinvestment plan or stock option or other director or employee incentive or benefit plan.

       (c) The Company shall use all commercially reasonable efforts to cause the managing underwriter or underwriters of a proposed underwritten offering to permit the Registerable Common Stock requested to be included in a registration of Company Common Stock pursuant to this Section 2 to be included on the same terms and conditions as any similar securities included therein. Notwithstanding the foregoing, the Company shall not be required to include any Stockholder's Registerable Common Stock in such offering unless such Stockholder accepts the terms of the underwriting agreement between the Company and the managing underwriter or underwriters and otherwise complies with the provisions of Section 5. If the managing underwriter or underwriters of a proposed underwritten offering advise the Company in writing that in its or their good faith judgment the total amount of securities, including securities requested to be included in a registration of Company Common Stock pursuant to this Section 2 and other similar securities, to be included in such offering is sufficiently large to jeopardize the success of such offering, then in such event the securities to be included in such offering shall be allocated first to the Company and then, to the extent that any additional securities can, in the good faith judgment of such managing Underwriter or Underwriters, be sold without creating any such jeopardy to the success of such offering, pro rata among each Person participating in the offering based upon the number of shares of Common Stock requested to be included in such registration by each such holder.

       (d) If some but less than all of a Stockholder's shares of Restricted Common Stock are included in an offering contemplated by a registration statement pursuant to Section 2, such Stockholder shall execute one or more "lockup" letters, in customary form, setting forth an agreement by such Stockholder not to offer for sale, sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, any shares of Common Stock, or any securities convertible into or exchangeable into or exercisable for any shares of Common Stock, for a period of not longer than that which any investment banker or manager engaged in connection with such offering may reasonably request from the date such offering commences.


       2.3 SHELF REGISTRATION RIGHTS. Upon receipt of a written request from the Stockholders to register under the Securities Act (whether for purposes of a public offering, an exchange offer or otherwise) all or part of the Registerable Common Stock held by the Stockholders, the Company shall as expeditiously as reasonably possible (but in any event not later than 60 days after receipt of such request) prepare and file, and use its best efforts to cause to become effective as soon thereafter as practicable, a registration statement under the Securities Act on Form S-3 with respect to the shares of Registerable

Common Stock; provided that the Company shall have no obligation to file a registration statement if Form S-3 is unavailable to the Company. The Company shall use its commercially reasonable efforts to have such registration statement remain continuously effective until the first anniversary of the date such registration statement is effective. During the period that such registration statement is effective, it shall be available for use by the Stockholders only for a period of 30 days following a filing of the Company of
(i) a quarterly report on Form 10-Q or (ii) an annual report on Form 10-K. Notwithstanding the foregoing, the Company may suspend effectiveness of such registration statement from time to time at any time upon the good faith determination of the Company's board of directors, or the executive committee thereof, that such action is desirable in connection with any proposed acquisition, transaction, offering of the Company's securities, or other matters; provided that if the Company suspends such effectiveness, then the Company shall use its commercially reasonable efforts to keep such registration statement effective starting one year from the date of initial effectiveness of such registration statement for the amount of days such registration statement's effectiveness was suspended by the Company.

       2.4 RESTRICTIONS ON SHELF REGISTRATION RIGHTS. Notwithstanding anything to the contrary contained elsewhere herein, the registration rights granted to the Stockholders in Section 2.3 are expressly subject to the following terms and conditions:

       (a) The Stockholders, collectively, shall only be entitled to one request to register Registerable Common Stock under Section 2.3. A "request" as it is used in this Section 2.4(a) shall be deemed to have occurred only upon completion of a requested registration and the maintenance of the registration statement's effectiveness for an aggregate of one year.

       (c) The Company shall be entitled to defer for a reasonable period of time, but not in excess of 90 days, the filing of any registration statement otherwise required to be prepared and filed by it under Section 2.3 if the Company notifies the Stockholders within 10 business days after they requested registration under Section 2.3 that the Company (i) is at such time conducting or about to conduct an underwritten public offering of its securities for its own account and the Board of Directors determines in good faith that such offering would be materially adversely affected by such registration requested by the Stockholders or (ii) would, in the opinion of its counsel, be required to disclose in such registration statement information not otherwise then required by law to be publicly disclosed and, in the good faith judgment of the Board of Directors, such disclosure might adversely affect any material business transaction or negotiation in which the Company is then engaged.

       (d)    The Stockholders shall not exercise their rights pursuant to
Section 2.3 during the 180-day period immediately following the effective date of any registration statement filed by the Company under the Securities Act (other than on Form S-8 or another similar form) in respect of an offering or sale of securities of the Company by or on behalf of the Company or any other stockholder of the Company.

                                   SECTION 3
                                   COVENANTS

       3.1 COVENANTS OF THE COMPANY. In connection with any offering of shares of Registerable Common Stock pursuant to this Agreement, the Company shall:

       (a) Prepare and file with the Commission such amendments and post-effective amendments to the registration statement as may be necessary to keep the registration statement effective for a period of not less than 120 days, or such shorter period which will terminate when all Registrable Common Stock covered by such registration statement have been sold or withdrawn at the request of participating holders of Common Stock; and cause the prospectus to be supplemented by any required prospectus supplement, and as so supplemented to be filed pursuant to Rule 424 under the Securities Act;

       (b) Furnish to each Stockholder and to each managing underwriter, if any, (i) at least two business days prior to filing with the SEC, a substantially complete draft of a registration statement covering shares of Registerable Common Stock, any amendment or supplement thereto, and any prospectus used in connection therewith, which documents will be subject to the reasonable review of such Stockholders and such underwriter; and (ii) if requested, a copy of any and all transmittal letters or other correspondence with the SEC or any other body having jurisdiction (including any domestic or foreign securities exchange) relating to such offering of shares of Registerable Common Stock;

       (c) Furnish to each Stockholder and each managing underwriter, if any, such number of copies of such registration statement, each amendment and supplement thereto (in each case including all exhibits thereto and documents incorporated by reference therein) and the prospectus included in such registration statement (including each preliminary prospectus and prospectus supplement) as such Stockholder or such underwriter may reasonably request to facilitate the sale of the shares of Registerable Common Stock;

       (d) After the filing of such registration statement, promptly notify each Stockholder of any stop order issued or, to the knowledge of the Company, threatened to be issued by the SEC and promptly take all reasonable actions to prevent the entry of such stop order or to obtain its withdrawal if entered;

       (e) Use its commercially reasonable efforts to qualify such shares of Registerable Common Stock for offer and sale under the securities, "blue sky" or similar laws of such jurisdictions (including any foreign country or any political subdivision thereof in which shares of Common Stock are then listed) as any Stockholder or any underwriter shall reasonably request and use its commercially reasonable efforts to obtain all appropriate registrations, permits and consents required in connection therewith, except that the Company shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it is not so qualified, or to subject itself to taxation or to file a general consent to service of process in any such jurisdiction;

       (f) Furnish to each managing underwriter, if any, an opinion of counsel for the Company addressed to each of them, dated as of the date of the closing of the offering of shares of Registerable Common Stock, and a "comfort" letter or letters signed by the Company's independent public accountants, each in reasonable and customary form and covering such matters of the type customarily covered by opinions or comfort letters delivered by such parties in underwritten public offerings;

       (g) Furnish unlegended certificates representing ownership of the shares of Registerable Common Stock being sold in such denominations as shall be requested by a Stockholder or the managing underwriter, if any, provided such request is made at least two business days prior to the closing of the sale of such shares;

       (h) Promptly inform each Stockholder (i) in the case of any offering of shares of Registerable Common Stock in respect of which a registration statement is filed under the Securities Act, of the date on which such registration statement or any post-effective amendment thereto becomes effective and, if applicable, of the date of filing a Rule 430A prospectus (and, in the case of an offering abroad of shares of Registerable Common Stock, of the date when any required filing under the securities and other laws of such foreign jurisdictions shall have been made and when the offering may be commenced in accordance with such laws) and (ii) of any request by the SEC, any securities exchange, government agency, self-regulatory body or other body having jurisdiction for any amendment of or supplement to any registration statement or preliminary prospectus or prospectus included therein or any offering memorandum or other offering document relating to such offering;

       (i) Subject to subparagraph (k) below, until the earlier of (i) such time as all of the shares of Registerable Common Stock being offered have been disposed of in accordance with the intended method of disposition by such Stockholder set forth in the registration statement or other offering document (and the expiration of any prospectus delivery requirements in connection therewith) or (ii) the expiration of four months after such registration statement or other offering document becomes effective (unless the offering is a continuous offering of securities under Rule 415, in which case until the earliest of the date the offering is completed and the 12-month anniversary of such effective date), keep effective and maintain any registration, qualification or approval obtained in connection with the offering of the shares of Registerable Common Stock, and amend or supplement the registration statement or prospectus or other offering document used in connection therewith to the extent necessary to comply with applicable securities laws;

       (j) Use its commercially reasonable efforts to have the shares of Registerable Common Stock listed on any domestic and foreign securities exchanges on which the Common Stock is then listed;

       (k) As promptly as practicable, notify each Stockholder at any time when a prospectus relating to the sale of the shares of Registerable Common Stock is required by law to be delivered in connection with sales by an underwriter or dealer, of the occurrence of an event requiring the preparation of a supplement or amendment to such prospectus so that, as thereafter delivered to the purchasers of such shares, such prospectus will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statement therein, in light of the circumstances under which they were made, not misleading, and as promptly as practicable make available to each Stockholder and to each managing underwriter, if any, any such supplement or amendment; if the Company shall give such notice, the Company shall extend the period during which such registration statement shall be maintained effective as provided in Section 3.1(i) by the number of days during the period from and including the date of the giving of such notice to the date when the Company shall make available to each Stockholder such supplemented or amended prospectus;

       (l) Make available for inspection during the normal business hours of the Company by any Stockholder, any underwriter participating in such offering, and any attorney, accountant or other agent retained by any such Stockholder or any such underwriter in connection with the sale of shares of Registerable Common Stock (collectively, the "Inspectors), all relevant financial and other records, pertinent corporate documents and properties of the Company as shall be reasonably necessary to enable them to exercise their due diligence responsibility, and cause the officers, directors and employees of the Company to supply all information reasonably requested by any such Inspector in connection with such registration statement; provided, however, that (i) in connection with any such inspection, any such Inspectors shall cooperate to the extent reasonably practicable to minimize any disruption to the operation by the Company of its business and (ii) any records, information or documents shall be kept confidential by such Inspectors, unless (1) such records, information or documents are in the public domain or otherwise publicly available or (2) disclosure of such records, information or documents is required by a court or administrative order or by applicable law (including, without limitation, the Securities Act);

       (m) Enter into usual and customary agreements (including an underwriting agreement in usual and customary form) and take such other actions as are reasonably required to expedite or facilitate the sale of the Registerable Common Stock.

       (n) Make "generally available to its security holders" (within the meaning of Rule 158 of the Securities Act) an earnings statement satisfying the provisions of Section 11(a) of the Securities Act and Rule 158 thereunder no later than 45 days after the end of the 12-month period beginning with the first day of the Company's first fiscal quarter commencing after the effective date of the registration statement, which earnings statement shall cover said 12-month period;

       (o) If requested by the managing underwriter or underwriters or the Stockholder, promptly incorporate in a prospectus supplement or post-effective amendment such information as the managing underwriter or underwriters or any participating Holder, as the case may be, reasonably requests to be included therein, including, without limitation, information with respect to the number of shares of Registerable Common Stock being sold by the Stockholder to any underwriter or underwriters, the purchase price being paid therefor by such underwriter or underwriters and with respect to any other terms of an underwritten offering of the Registerable Common Stock to be sold in such offering, and promptly make all required filings of such prospectus by supplement or post-effective amendment;

       (p) As promptly as practicable after filing with the SEC of any document which is incorporated by reference in a prospectus contained in a registration statement, deliver a copy of such document to each Stockholder; and

       (q) Take all other steps necessary to effect the registration of the Registerable Common Stock contemplated hereby.

       3.2 COVENANT OF STOCKHOLDERS. Each Stockholder agrees and covenants that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3.1(k), such Stockholder will forthwith discontinue disposition of Registerable Common Stock pursuant to the registration statement covering such Registerable Common Stock until such Stockholder's receipt of the copies of the supplemented or amended prospectus contemplated by Section 3.1(k), and, if so directed by the Company, such Stockholder will deliver to the Company all copies, other than permanent file copies, then in such Stockholder's possession of the most recent prospectus covering such Registerable Securities at the time of receipt of such notice.

                                   SECTION 4
                                    EXPENSES

       All expenses incurred in connection with the registration of Registerable Common Stock, including, without limitation, all filing fees, escrow fees, fees and expenses of compliance with securities or blue sky laws (including fees and disbursements of the Company's counsel in connection with blue sky qualifications of the Registerable Common Stock), rating agency fees, printing expenses, messenger and delivery expenses, internal expenses (including, without limitation, all salaries and expenses of the Company's officers and employees performing legal or accounting duties), the fees and expenses incurred in connection with the listing of the securities to be registered on each securities exchange on which similar securities issued by the Company are then listed, and fees and disbursements of counsel for the Company and the Company's independent certified public accountants (including the expenses of any special audit or "cold comfort" letters required by or incident to such performance) directly attributable to the registration of securities, Securities Act liability insurance (if the Company elects to obtain such insurance), and the fees and expenses of any special experts or other persons retained by the Company will be borne by the Company in connection with registrations under Section 2.1 and by the Stockholders in connection with registrations under Section 2.3. The Company shall have no obligation to pay and shall not pay any underwriting fees, discounts or commissions in connection with any Registerable Common Stock registered pursuant to this Agreement or any out-of-pocket expenses of the Stockholders, including, without limitation, legal fees, in connection therewith.


                                   SECTION 5
                                INDEMNIFICATION

       5.1 INDEMNIFICATION BY THE COMPANY. The Company agrees to indemnify and hold harmless each Stockholder, its officers, directors and agents, and will agree to indemnify and hold harmless any underwriter of Registerable Common stock, and each person, if any, who controls any of the foregoing persons within the meaning of either Section 15 of the Securities Act or
Section 20 of the Exchange Act, from and against any and all losses, claims, damages and liabilities (individually, a Loss; collectively, Losses) arising from or caused by (x) any untrue statement or alleged untrue statement of a material fact contained in any registration statement or prospectus relating to the Registerable Common Stock (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto) or any preliminary prospectus, or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and (y) any violation or alleged violation by the Company of the Securities Act, any blue sky laws, securities laws or other applicable laws of any state in which shares of Registerable Common Stock are offered and relating to action or inaction required of the Company in connection with such offering; and will reimburse each such person for any legal or other out-of-pocket expenses reasonably incurred in connection with investigating, or defending against, any such Loss (or any proceeding in respect thereof), subject to Section 5.3, except that the indemnification provided for in this Section 5.1 shall not apply to Losses that are caused by any such untrue statement or omission or alleged untrue statement or omission based upon and in conformity with information furnished in writing to the Company by or on behalf of any Stockholder expressly for use therein. Notwithstanding the foregoing, the Company shall not be liable in any such case to the extent that any such Loss arises out of, or is based upon, an untrue statement or alleged untrue statement or omission or alleged omission made in any preliminary prospectus if (i) a Stockholder failed to send or deliver a copy of the prospectus included in the relevant registration statement at the time it became effective (the Prospectus) with or prior to the delivery of written confirmation of the sale of Registerable Common Stock to the person asserting such Loss or who purchased such Registerable Common Stock which are the subject thereof if, in either case, such delivery is required by the Securities Act and (ii) the Prospectus would have corrected such untrue statement or omission or alleged untrue statement or alleged omission; and the Company shall not be liable in any such case to the extent that any such Loss arises out of, or is based upon, an untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact in the Prospectus, if such untrue statement or alleged untrue statement or omission or alleged omission is corrected in any amendment or supplement to the Prospectus and if, having previously been furnished by or on behalf of the Company with copies of the Prospectus as so amended or supplemented, a Stockholder thereafter fails to deliver such Prospectus as so amended or supplemented prior to or concurrently with the sale of Registerable Common Stock if such delivery is required by the Securities Act.

       5.2 INDEMNIFICATION BY STOCKHOLDERS. Each Stockholder agrees to indemnify and hold harmless the Company, its officers and directors, and each person, if any, who controls the Company within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act to the same extent as the indemnity made pursuant to clause (x) of Section 5.1 from the Company to such Stockholder, but only with reference to information furnished in writing by or on behalf of such Stockholder expressly for use in any registration statement or prospectus relating to shares of Registerable Common Stock, or any amendment or supplement thereto, or any preliminary prospectus.

       5.3 CONDUCT OF INDEMNIFICATION PROCEEDINGS. In case any proceeding (including any governmental investigation) shall be instituted involving any person in respect of which indemnity may be sought pursuant to Section 5.1 or 5.2, such person (the Indemnified Party) shall promptly notify the person against whom such indemnity may be sought (the Indemnifying Party) in writing, provided that the omission to so notify the Indemnifying Party will not relieve the Indemnifying Party of any liability it may have under this Agreement or otherwise except to the extent of any loss, damage, liability or expense arising from such omission. The Indemnifying Party, upon the request of the Indemnified Party, shall retain counsel reasonably satisfactory to such Indemnified Party to represent such Indemnified Party and any others the Indemnifying Party may designate in such proceeding and shall pay the fees and disbursements of such counsel related to such proceeding. In any such proceeding, any Indemnified Party shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party unless (i) the Indemnifying Party and the Indemnified Party shall have mutually agreed to the retention (ii) the Indemnifying Party shall have failed to comply with its obligations under the preceding sentence or (iii) the Indemnified Party shall have been advised by its counsel in writing that actual or potential differing interests exist between the Indemnifying Party and the Indemnified Party. The Indemnifying Party shall not be liable for any settlement of any proceeding effected without its written consent, which consent shall not be unreasonably withheld. The Indemnifying Party shall not agree to any settlement as the result of which any remedy or relief, other than monetary damages for which the Indemnifying Party shall be fully responsible, shall be applied to or against an Indemnified Party without the prior written consent of such Indemnified Party.

       5.4    CONTRIBUTION.  If the indemnification provided for in this
Section 5 from the Indemnifying Party is unavailable to an Indemnified Party hereunder in respect of any Losses referred to therein, then the Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such Losses in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party and Indemnified Party in connection with the actions which resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative fault of such Indemnifying Party and Indemnified Party shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such Indemnifying Party or Indemnified Party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action. The amount paid or payable by a party as a result of the losses, claims, damages, liabilities and expenses referred to above shall be deemed to include, subject to the limitations set forth in Section 5.3, any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding. No party shall be liable for contribution with respect to any action or claim settled without its written consent, which consent shall not be unreasonably withheld.

       Notwithstanding the provisions of this Section 5.4, no Stockholder shall be required to contribute any amount in excess of the amount by which the total price at which the Registerable Common Stock of such Stockholder was sold to the public exceeds the amount of any damages which such Stockholder has otherwise been required to pay due to such untrue or alleged untrue statement or omission of alleged omission.

       The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 5.4 were determined by pro rata allocation or by any other method of allocation which does not take into account the equitable considerations referred to in the immediately preceding paragraph. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

                                   SECTION 6
                                  TERMINATION

       This Agreement will terminate with respect to a specific Stockholder, and it will terminate separately with respect to each Tranche of shares, such that it terminates with respect to each Tranche at the first instance as such Stockholder ceases to own any shares of Registerable Common Stock within such Tranche. For this Section 6, a Stockholder shall be deemed to own any and all Common Stock owned by (i) such Stockholder and (ii) its Affiliates. Notwithstanding the foregoing, the Company and Stockholders' rights, duties and obligations under Section 4 and Section 5 shall survive the termination of this Agreement.

                                   SECTION 7
                             AVAILABLE INFORMATION

       The Company shall take such reasonable actions and file such information, documents and reports as shall be required by the SEC as a condition to the availability of Rule 144 and Rule 144A, or any successor provisions.

                                   SECTION 8
                                 MISCELLANEOUS

       8.1 PROVISION OF INFORMATION. Each Stockholder shall, and shall cause it officers, directors, employees and agents to complete and execute all such questionnaires as the Company shall reasonably request in connection with any registration pursuant to this Agreement.

       8.2 INJUNCTIONS. Irreparable damage would occur if any of the provisions of this Agreement were not performed in accordance with its specified terms or were otherwise breached. Therefore, the parties hereto shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically the terms of provisions hereof in any court having jurisdiction, such remedy being in addition to any other remedy to which they may be entitled at law or in equity.

       8.3 SEVERABILITY. If any term or provision of this Agreement is held by a court of competent jurisdiction to be unenforceable, the remainder of the terms and provisions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their best efforts to, and request that a court of competent jurisdiction, if involved, find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term or provision.

       8.4 FURTHER ASSURANCES. Subject to the specific terms of this Agreement, each Stockholder and the Company shall make, execute, acknowledge and deliver such other instruments and documents, and take all such other actions, as may be reasonably required to effectuate the purposes of this Agreement and to consummate the transactions contemplated hereby.

       8.5 ENTIRE AGREEMENT; MODIFICATION. This Agreement contains the entire understanding of the parties with respect to the transactions contemplated hereby and supersedes all agreements and understandings entered into prior to the execution hereof. This Agreement may be modified only by a written instrument duly executed by or on behalf of the parties hereto. No breach of any covenant, agreement, warranty or representation shall be deemed waived unless expressly waived in writing by or on behalf of the party who might assert such breach.

       8.6 COUNTERPARTS. Any number of counterparts of this Agreement may be executed by the parties hereto, but all such counterparts shall be deemed one and the same instrument.

       8.7 NOTICES. All notices, consents, requests, demands, and other communications hereunder shall be in writing and shall be given by hand or by mail (return receipt requested) or sent by overnight delivery service, cable, telegram, or facsimile transmission to the parties at the address specified beside each party's name on the signature pages hereto or at such other address as shall be specified by the parties by like notice.

       Notice so given shall, in the case of notice so given by mail, be deemed to be given and received on the fourth business day after posting, in the case of notice so given by overnight delivery service, on the day after notice is deposited with such service, and in the case of notice so given by cable, telegram, fax transmission or, as the case may be, personal delivery, on the date of actual delivery.

       8.8 GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO ANY CHOICE OF LAW PRINCIPLES.

       8.9 SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and shall inure to the benefit of and be enforceable by and against the successors and permitted assigns of the parties hereto. The parties may not assign their rights under this Agreement and the Company may not delegate its obligations under this Agreement unless agreed to by all parties in writing. Any attempted assignment or delegation prohibited hereby shall be void.

       8.10 PARTIES IN INTEREST. Except as otherwise specifically provided herein, nothing in this Agreement expressed or implied is intended or shall be construed to confer any right or benefit upon any person, firm or corporation other than Stockholder and the Company and their respective successors and permitted assigns.


                         [NEXT PAGE IS SIGNATURE PAGE]

       IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.


                                       SOUTHERN MINERAL CORPORATION



                                       By:
                                          -------------------------------------
                                       Name:
                                            -----------------------------------
                                       Title:
                                             ----------------------------------


                                       THOMAS J. MCMINN


                                       By:
                                          -------------------------------------
                                       Name:  Thomas J. McMinn, individually


                                       GARY L. CHITTY



                                       By:
                                          -------------------------------------
                                       Name:  Gary L. Chitty, individually


                                       DIASU OIL & GAS CO., INC.



                                       By:
                                          -------------------------------------
                                       Name:  Thomas J. McMinn, President

                                   EXHIBIT B

       Attached to and made a part of that certain Subscription Agreement and Assumption of Obligations by and between Southern Mineral Corporation and Diasu Oil & Gas Co., Inc. dated January ___, 1996.

                                    WARRANT

                    For the Purchase of [_______] shares of
                      Common Stock, $[_______] Par Value,
                                       of

                          SOUTHERN MINERAL CORPORATION

       THIS CERTIFIES THAT, for value received, [_______] and its assigns ("Holder"), is entitled to purchase from Southern Mineral Corporation, a Nevada corporation (the "Company"), up to the number of shares of the Company's common stock, .01 par value per share (the "Common Stock"), specified above (such number of shares as adjusted in accordance with this Agreement, the "Underlying Shares") at a purchase price of $2.00 per share (the "Warrant Price") as hereinafter provided. This Warrant shall be exercisable only during the period (the "Exercise Period") commencing January 5, 1996 and ending January 5, 2001 (the "Expiration Date").

       1. This Warrant may be exercised in whole or in part as herein provided during the Exercise Period but not after the Expiration Date, by presentation and surrender of this certificate at the Company's office with an executed Exercise Notice (in the attached form) evidencing Holder's election to purchase shares pursuant to the Warrant and accompanied by payment of the Warrant Price for the number of shares for which exercise is made. If exercised in part, a new Warrant Certificate in the same form as this certificate shall be issued for the remaining unexercised portion of this Warrant.

       2. To the extent this Warrant is not exercised in whole prior to the Expiration Date, the Warrant or such portion not exercised shall expire and Holder's rights shall become null and void and of no effect.

       3. The Company covenants and agrees that all shares which may be delivered upon the exercise of this Warrant will, upon delivery, be fully paid and nonassessable shares of stock, and free from all taxes, liens, and charges with respect to the purchase thereof (other than transfer taxes or other governmental charges imposed upon any transfer occurring contemporaneously with such issue). Without limiting the generality of the foregoing, the Company covenants and agrees that it will from time to time take all such action as may be required to assure that the par value per share of the Common Stock is at all times equal to or less than the then-current Warrant Price per share of the Common Stock issuable pursuant to this Warrant. The Company further covenants and agrees at all times to have authorized and reserved a sufficient number of shares of Common Stock to cover the number of shares issuable upon the exercise of the rights represented by this Warrant.

       4. The purchase rights represented by this Warrant are exercisable at Holder's option as provided herein; provided, however, that such purchase rights shall not be exercisable with respect to a fraction of a share of Common Stock. In lieu of issuing any fraction of a share remaining after exercise of this Warrant as to all full shares covered hereby, the Company will make a payment therefor in cash equal to the same fraction of the difference between the then-current Warrant Price per share and the fair market value per share.

       5. The number of Underlying Shares and the Warrant Price per share shall be subject to adjustment from time to time, prior to the expiration of this Warrant by exercise or by its terms, as follows:

              (a) If the Company shall subdivide the number of outstanding shares of Common Stock into a greater number of shares, the Warrant Price per Underlying Share in effect at the time of such action shall be proportionately reduced and the number of Underlying Shares shall be proportionately increased; and conversely, if the Company shall reduce the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the Warrant Price per Underlying Share in effect at the time of such action shall be proportionately increased and the number of Underlying Shares shall be proportionately decreased.

              (b) If the Company shall pay a dividend or make a distribution upon its Common Stock in shares of Common Stock, then in such case from and after the record date for such action the Warrant Price per Underlying Share shall be proportionately reduced, and the number of Underlying Shares shall be proportionately increased. Any dividend paid or distributed upon the Common Stock in stock of any other class or securities convertible into shares of Common Stock shall be treated as a dividend paid in Common Stock to the extent that shares of Common Stock are or were issuable upon the conversion thereof.

              (c) If the Company shall effect a capital reorganization or reclassification of its outstanding Common Stock, or shall consolidate or merge with or convey all or substantially all of its property and assets to any other corporation or corporations, Holder shall be given not less than ten (10) days prior written notice of the record date and planned effective date of such event and of the terms and conditions of such event as would enable a reasonable investor to determine whether or not to exercise any part of this Warrant. Upon the occurrence of such event, to the extent this Warrant is not exercised, Holder shall have the right to purchase, upon the basis and on the terms and conditions specified in this Warrant and in lieu of the Underlying Shares, such share of stock, securities or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock theretofore purchasable upon the exercise of this Warrant had such reorganization, recapitalization, consolidation, merger or conveyance not taken place, and in any such event appropriate provision shall be made with respect to Holder's rights to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Warrant Price and of the number of Underlying Shares) shall thereafter be applicable, as nearly as reasonably may be, in relation to any stock, securities, or assets thereafter deliverable upon the exercise hereof.

              (d) Whenever the Warrant Price is adjusted, the number of Underlying Shares shall be increased or decreased, as the case may be, to reflect such adjustment in the Warrant Price so that the adjusted exercise price times the adjusted number of shares of Common Stock purchasable hereunder will equal the initial Warrant Price times the initial number of shares of Common Stock purchasable hereunder.

              (e) Upon the occurrence of any event requiring an adjustment of the Warrant Price hereunder, the Company shall forthwith give written notice thereof to the registered Holder stating the adjusted Warrant Price and the adjusted number of Underlying Shares resulting from such event and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

       6. Except as otherwise herein provided, neither this Warrant nor any of the rights granted hereunder shall be transferable after the date hereof. Holder may sell, assign or transfer the Warrant, in whole or in part, so long as the Company shall have first received an opinion of counsel satisfactory to it that such sale, assignment or other transfer will not result in a violation of any applicable law or regulation, state or federal. Upon such sale, assignment or transfer, the Company shall issue new Warrant certificates in such denominations and tenor as Holder shall request, in substitution for this Warrant. The Company may deem and treat the registered holder of this Warrant at any time as the absolute owner hereof for all purposes and shall not be affected by any notice to the contrary. The Warrant represented by this certificate and any shares of Common Stock issuable upon exercise hereof have not been registered under the Securities Act or any state or foreign securities laws. Holder, by acceptance hereof, agrees that this Warrant has been acquired for investment and not with a view to distribution or resale, and may not be mortgaged, pledged, hypothecated or otherwise transferred without an effective registration statement for such Warrant under the Securities Act or an opinion of counsel satisfactory to the Company that registration is not required under the Securities Act. Any shares issued upon the exercise of this Warrant shall bear the following legend:

              The shares this certificate represents have not been registered under the Securities Act of 1933, as amended (the "Act"), or under any state securities laws. The shares may not be offered for sale, sold, assigned, transferred or pledged without registration under the Act and any applicable state securities laws or without an opinion of counsel satisfactory to the Company that registration is not required.

       7. This Warrant shall not entitle Holder to any voting rights or other rights as a stockholder of the Company, or to any other rights whatsoever except the rights herein expressed, and no dividends shall be payable or accrue in respect of this Warrant or the interest represented hereby or the shares purchasable hereunder until or unless, and except to the extent that, this Warrant shall be exercised.

       8. If this Warrant is lost, stolen, mutilated or destroyed, the Company shall, upon receipt of indemnification in form and substance satisfactory to the Company in its sole discretion and in the case of a mutilated Warrant, the surrender thereof, issue a new Warrant of like denomination and tenor as, and in substitution for, this Warrant.

       IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its duly authorized officer effective as of the date first set forth above.

                                           SOUTHERN MINERAL CORPORATION



                                           By:
                                              ---------------------------------
                                           Name:
                                                -------------------------------
                                           Title:
                                                 ------------------------------

       THE WARRANTS EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED ("ACT"), AND SAID WARRANTS MAY NOT BE SOLD, ASSIGNED OR OTHERWISE TRANSFERRED UNLESS THE SHARES ARE REGISTERED UNDER THE ACT OR NATIONWIDE INTERACTIVE SERVICES, INC. SHALL HAVE RECEIVED A WRITTEN OPINION OF COUNSEL SATISFACTORY TO IT THAT SUCH SALE, ASSIGNMENT OR OTHER TRANSFER WILL NOT RESULT IN A VIOLATION OF ANY APPLICABLE LAW OR REGULATION, STATE OR FEDERAL. TRANSFER OF THE WARRANTS AND THE SHARES OF COMMON STOCK TO BE ISSUED UPON EXERCISE OF THE WARRANTS IS PROHIBITED OTHER THAN IN ACCORDANCE WITH REGULATIONS PROMULGATED UNDER THE ACT.

       The undersigned Holder of this Warrant hereby irrevocably exercises the option to acquire the shares of Common Stock of Southern Mineral Corporation covered by this Warrant, below designated, in accordance with the terms of this Warrant, directs that the shares issuable and deliverable upon such exercise, together with any check in payment for fractional shares be issued and delivered to the Holder hereof.



                     -----------------------------
                     Name of Holder

--------------------
Date

Number of shares as to
which Warrant Exercised:
                        -----


       If shares of Common Stock are to be issued to any other person or in any name other than the Holder hereof, then the Holder should indicate such person and the number of shares of Common Stock to be received by such person in the space below provided and provide to the Company an opinion of counsel satisfactory to the Company that (i) such sale, assignment or other transfer to such person shall not result in a violation of any applicable law or regulation, state or federal, and (ii) no transfer or other taxes are or will be due and payable to any governmental authority by reason of such sale, assignment or other transfer, or issuance of shares of Common Stock to such person as requested by Holder.



                     Name:
                          ----------------------------------

                     Address:
                             -------------------------------

                     ---------------------------------------


                     Shares of Common Stock:


                     ---------------------------------------