Form 10QSB/A
period 1996-09-30
SOUTHERN MINERAL CORP
filed 1997-02-10
CIK 92223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                FORM 10-QSB/A-1

       [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

       [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                                       --------------    --------------

                         COMMISSION FILE NUMBER 0-8043

                          SOUTHERN MINERAL CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)


                    NEVADA                                     36-2068676
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

              500 DALLAS, SUITE 2800                           77002-4708
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

                          Yes   X             No
                             --------            --------

       State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: As of February 7, 1997, there were 9,093,832 shares of the Issuer's common stock outstanding.

       Transitional Small Business Disclosure Format (check one):

                          Yes                 No    X
                             --------            --------

================================================================================

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS

================================================================================


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

       Condensed Consolidated Balance Sheet as of September 30, 1996...............3
       Condensed Consolidated Statement of Operations for the
              three and nine months ended September 30, 1996 and 1995..............4
       Condensed Consolidated Statement of Cash Flows for the
              nine months ended September 30, 1996 and 1995........................5
       Notes to Condensed Consolidated Financial Statements........................6

Item 2. Management's Discussion and Analysis

       Financial Condition and Results of Operations...............................8
       Liquidity and Capital Resources............................................10
       Subsequent Events..........................................................11

PART II. OTHER INFORMATION........................................................11

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (000's omitted)





                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1996            1995
                                                                           ------------    ------------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS
  Cash .................................................................   $        278    $        562
  Receivables & other ..................................................          1,925           1,509
                                                                           ------------    ------------
       Total current assets ............................................          2,203           2,071
PROPERTY AND EQUIPMENT, AT COST
    USING THE SUCCESSFUL EFFORTS METHOD
    FOR OIL AND GAS ACTIVITIES
  Property, plant and equipment ........................................         25,480          20,890
  Accumulated depreciation and depletion ...............................         (4,853)         (2,848)
                                                                           ------------    ------------
                                                                                 20,627          18,042
  PROPERTIES HELD FOR SALE & OTHER .....................................          1,400           1,554
                                                                           ------------    ------------
       Total assets ....................................................         24,230          21,667
                                                                           ============    ============





LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued liabilities ...............................            762             665
  Notes payable bank ...................................................          4,000           3,500
  Current maturities of long term debt .................................          1,300           1,795
                                                                           ------------    ------------
       Total current liabilities .......................................          6,062           5,960
   Long term debt ......................................................          9,600           9,920
DEFERRED INCOME TAXES ..................................................          1,038             606
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized
     20,000,000 and 10,000,000 shares at September 30, 1996,
     and December 31, 1995, respectively; issued 6,560,519 and
     6,369,519 shares at September 30, 1996, and December 31, 1995  ....             66              64
  Additional paid-in capital ...........................................          3,313           3,038
  Retained earnings ....................................................          4,203           2,131
                                                                           ------------    ------------
                                                                                  7,582           5,233
  Less: Treasury stock .................................................            (52)            (52)
                                                                           ------------    ------------
     Total stockholders' equity ........................................          7,530           5,181
                                                                           ------------    ------------
     Total liabilities and stockholders' equity ........................   $     24,230    $     21,667
                                                                           ============    ============






        The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)



                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30                  SEPTEMBER 30
                                                  ----------------------------   ---------------------------
                                                      1996            1995           1996           1995
                                                  ------------    ------------   ------------   ------------
                                                        (000's omitted)                 (000's omitted)
REVENUE
  Oil and gas .................................   $      2,997    $        572   $      8,430   $      1,611
  Gain on sale and other ......................             90              48            679            168
                                                  ------------    ------------   ------------   ------------
                                                         3,087             620          9,109          1,779

EXPENSES
  Production ..................................            701             190          2,051            466
  Exploration .................................            103               5            186            198
  Depreciation & depletion ....................            756             178          1,937            458
  Interest expense ............................            295               0            914              0
  General & administrative ....................            420             155          1,243            558
  Severance benefit ...........................              0               0              0            117
                                                  ------------    ------------   ------------   ------------
                                                         2,275             528          6,331          1,797

Income (loss) before income taxes .............            812              92          2,778            (18)
Provision for federal & state income taxes
  Current provision ...........................            (79)              0            274              0
  Deferred provision ..........................            264               0            432              0
                                                  ------------    ------------   ------------   ------------
                                                           185               0            706              0
                                                  ------------    ------------   ------------   ------------

Net income (loss)  ............................   $        627    $         92   $      2,072   $        (18)
                                                  ============    ============   ============   ============

Primary net income (loss) per share ...........   $       0.09    $       0.01   $       0.30   $      (0.00)
                                                  ============    ============   ============   ============

Diluted net income (loss) per share ...........   $       0.08    $       0.01   $       0.29   $      (0.00)
                                                  ============    ============   ============   ============


Weighted primary average shares outstanding ...      7,325,308       6,275,114      7,005,999      5,507,017
                                                  ------------    ------------   ------------   ------------

Weighted diluted average shares outstanding ...      7,452,471       6,275,114      7,145,648      5,507,017
                                                  ------------    ------------   ------------   ------------









        The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)




                                                                        NINE MONTHS
                                                                     ENDED SEPTEMBER 30
                                                                    --------------------
                                                                      1996        1995
                                                                    --------    --------
                                                                       (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ............................................   $  2,072    $    (18)
   Adjustments to net income (loss), net of the effects
     of disposition in 1996  ....................................      1,618         640
                                                                    --------    --------
   Net cash provided by operating activities ....................      3,690         622
                                                                    --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of properties ............................        184          77
   Decrease in marketable securities ............................          0         320
   Capital expenditures .........................................     (2,112)       (555)
   Acquisition of partnership interest, net of cash received ....     (2,874)       --
   Net cash received on disposition of assets ...................      1,143          (2)
                                                                    --------    --------
   Net cash used in investing activities ........................     (3,659)       (160)
                                                                    --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long term debt ...................................     (3,815)          0
   Proceeds from long term debt .................................      3,500        --
   Proceeds from issuance of common stock .......................          0          31
                                                                    --------    --------
   Net cash (used in) provided by financing activities ..........       (315)         31
                                                                    --------    --------

Net decrease (increase) in cash .................................       (284)        493

Cash at beginning of period .....................................        562          55
                                                                    --------    --------

Cash at end of period ...........................................   $    278    $    548
                                                                    ========    ========



Supplemental Disclosure of Cash Flow Information.

During 1996 the Company exchanged 175,000 shares of common stock with a value of $241 ,000 for properties.

Cash paid for interest                                         850          0
Cash paid for taxes                                            381          6




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

NOTE 2 - ACCOUNTING PRINCIPLES

The Company adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to be Disposed of (SFAS No.
121) effective January 1, 1996. The adoption had no material effect on the Company's financial statements.

NOTE 3 - ACQUISITIONS

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

On December 20, 1995, the Company completed the acquisition of certain oil and gas assets of Stone & Webster Oil Company, Inc., and the outstanding capital stock of three wholly-owned subsidiaries of Stone & Webster, Inc.; Spruce Hills Production Company, Inc., San Salvador Development Company, Inc., and Venture Resources, Inc., which are engaged in oil and gas related businesses, including exploration and production and pipelines. The total cost of the acquisition was approximately $16,400,000. The acquisition was financed by bank borrowings of $15,215,000 and internally generated working capital of $1,209,000.

The following summarizes pro forma (unaudited) information and assumes the acquisitions had occurred on January 1, 1995.

                                           Nine Months Ended September 30, 1995
                                           -------------------------------------
                                          (000's omitted, except per share data)
Revenues                                                    $   8,188
Net Income                                                        894
Net Income per share                                        $     .13

The effects on the nine months ended September 30, 1996 are not material. These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1995. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price, depreciation on revalued property, plant and equipment and general and administrative expenses.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to September 30, 1996, certain leases held for exploration activities lapsed. The Company has initiated activities to reacquire these leases. Should the Company be unsuccessful in completing the releasing of these leases under favorable terms, then the Company will be required to record an exploration expense of up to $600,000 in the fourth quarter of 1996.

In January 1997, the Company reacquired the expired leases at a cost of $592,000. The Company will record an exploration expense of $603,000 in the fourth quarter of 1996 related to the expired leases.

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

In January 1997, the Company reacquired the expired leases at a cost of $592,000. The Company will record an exploration expense of $603,000 in the fourth quarter of 1996 related to the expired leases.

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

                     11.1 Computation of earnings per common and equivalent share.

                     27.1   Financial Data Schedule.


              (b)    REPORTS ON FORM 8-K:

                     Form 8-K of the Company, dated August 30, 1996, reporting the purchase of the limited partnership interest in SMC Development, L. P., a Texas limited partnership, for $3,000,000.

                     Form 8-K of the Company, dated December 23, 1996, reporting the sale of 2,500,000 shares of common stock of the Company in a private placement.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SOUTHERN MINERAL CORPORATION


February 10, 1997                                By /s/ James H Price
                                                   ----------------------------
                                                       James H. Price
                                                       Vice President-Finance