Form 10KSB40
period 1996-12-31
SOUTHERN MINERAL CORP
filed 1997-03-24
CIK 92223

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

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


                                               Name of each exchange
Title of each class                            on which registered
-------------------                           ---------------------
    None                                               None


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X   No
                               ---    ---

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended December 31, 1996 are approximately $12,233,000.

As of March 18, 1997, 9,100,832 shares of Common Stock were outstanding and the aggregate market value of these shares at such date (based upon the last reported sales price in the NASDAQ SmallCap Market of $4.75) held by non-affiliates of the Registrant was approximately $34,133,847. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

Portions of the Registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated herein by reference in Part III, Items 9, 10, 11 and 12

Transitional Small Business Disclosure Format (check one):  Yes     No  X  .
                                                               ---     ---
================================================================================

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Southern Mineral Corporation, a Nevada corporation, with its subsidiaries (the "Company"), is an independent oil and gas company headquartered in Houston, Texas. The Company is engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast, the Mid-continent and in Canada, with a primary focus on the Gulf Coast Basin, both onshore and offshore. The Company owns interests in more than 1,900 oil and gas properties in those three regions. The Company's business strategy is to increase reserves and shareholder value through a balanced program of acquisitions, exploitation and controlled risk exploration. In addition to oil and gas leasehold interests, the Company owns fee interests in the oil and gas under some 665,148 gross surface acres (comprising some 346,760 net mineral acres) in Mississippi, Texas and New Mexico. The Company has no current development or other plans with respect to these fee interests other than leasing them to third parties for exploration and development.

BACKGROUND

The Company was incorporated in 1937 as a vehicle to consolidate mineral tracts retained as it lumbered large tracts of southern Mississippi forest lands. For the next fifty years, the Company was largely a passive participant in the oil and gas business, merely granting leases on its spread of mineral interests in Mississippi. In the mid-1980's, the Company became a more active participant in the oil and gas business, redeploying its significant cash flow from revenues derived from the Poplarville Field into exploration activities. For the next ten years, the Company pursued the sole strategy of exploration for oil and gas. As a result of generally poor results, the Company changed its focus beginning in 1995 to one of a more balanced approach to the oil and gas business. The Company currently pursues acquisitions, exploitation and controlled risk exploration.

ACQUISITION ACTIVITIES

Beginning in 1995, the Company began to seek out and evaluate potential oil and gas property acquisitions as well as the acquisition of oil and gas companies. The Company intends to finance such acquisitions from multiple funding sources. Such funding sources may include internally generated funds, issuance of the Company's capital stock, public or private borrowings or a combination of such sources. The Company's recent acquisition activity is generally described below.

SMC DEVELOPMENT, L. P.

The Company acquired the limited partner interest in SMC Development, L. P., a Texas limited partnership, for $3,000,000 cash on August 30, 1996. Upon the acquisition of the limited partner's interest, the partnership was dissolved, resulting in the Company obtaining a direct working interest in sixteen oil and gas properties with proved reserves estimated to be 4.2 billion cubic feet of gas and 149,000 barrels of liquids located primarily in south Louisiana. The limited partnership was co-managed by the Company and Diasu Oil & Gas Co., Inc., a Texas corporation ("Diasu") principally engaged in the exploration and production of oil and gas in south Louisiana. In January 1996, Diasu sold for $1,200,000 cash certain oil and gas properties to the limited partnership. The sole limited partner of the limited partnership was Torch Energy Finance Fund Limited Partnership I, whose general partner was Torch Energy Finance Company (collectively, "Torch"). On August 30, 1996, the Company purchased from Torch 100% of the limited partnership interest in the limited partnership for $3,000,000 cash, the limited partnership was dissolved and its oil and gas properties distributed to the Company and Diasu as follows: the Company and Diasu acquired an undivided 93% and 7% interest in the properties, respectively, except that the Company's interest in certain of the properties will decrease to 81.5% after the Company has recovered its costs of acquiring Torch's limited partnership interest.

STONE & WEBSTER ACQUISITION

On December 20, 1995, the Company completed the acquisition of certain oil and gas assets and outstanding capital stock of three subsidiaries of Stone & Webster, Inc. ("S&W"). The oil and gas assets acquired include interests in more than 1,400 wells, including 14 wells operated by Company personnel in two Wilcox formation fields in DeWitt and Lavaca Counties, Texas. One of the acquired subsidiaries is Spruce Hills Production Company, Inc., a Delaware corporation that owns interests in approximately 1,200 wells located in Canada. Another acquired subsidiary, San Salvador Development Company, Inc., a Texas corporation, was merged into the Company during 1996. As a result of the merger, the Company became the direct owner of San Salvador's interests in approximately 270,000 gross mineral acres in the Texas panhandle and New Mexico together with associated producing royalties. The third acquired S&W subsidiary, Venture Resources, Inc., was sold by the Company in March 1996 for $1,143,000 in cash. Venture held interests in 10 pipeline and gathering systems in Oklahoma, Texas and Louisiana, which were not a part of the Company's core businesses. The purchase price for the S&W assets and three subsidiaries acquired in the transaction was approximately $16,400,000, including adjustments and related transaction costs.

The Company financed the S&W acquisition with working capital and two loans aggregating $15,215,000 from Compass Bank - Houston. The Company borrowed $3,500,000 pursuant to a term loan arrangement due July 1, 1996, which was subsequently refinanced by the Company. The Company borrowed $11,715,000 pursuant to a reducing revolving credit arrangement with an initial borrowing base of $12,500,000.


EXPLOITATION AND EXPLORATION ACTIVITIES

In line with the Company's current strategy of pursuing controlled risk exploration, the Company has entered into two separate joint ventures. These joint ventures are described below.

SOUTHERN LINKS GROUP JOINT VENTURE

In September, 1995, the Company entered into a joint venture with The Links Group, Inc., called Southern Links Group Joint Venture ("Southern Links"). Southern Links was formed to jointly develop exploration prospects in the shallow offshore Texas state waters. The application of new technologies, including 3-D seismic surveys, makes the area more appealing to a growing market of potential participants. Southern Links defines prospects in the area and packages and markets the prospects to industry participants. The joint venture intends to continue to redeploy proceeds from the sale of its prospects into new tracts at subsequent lease auctions.

DIASU JOINT VENTURE

The Company also entered into a joint venture with Diasu in January, 1996. The Company has the option to pay leasehold, seismic and other third party costs in the development of exploration prospects located primarily in south Louisiana with Diasu for a two year period. Under the arrangement, as funded prospects are sold the Company will recoup its prospect costs plus one-third of any potential promote or carried interest received by Diasu after the sale of the prospect. The Company has an option to receive this carried interest or to take a one-third interest in each prospect and drill the property without further burden or profit by Diasu. This arrangement provides the Company with considerable flexibility in structuring its risk profile on a prospect by prospect basis.

In addition to the two joint ventures, the Company has either initiated or agreed to participate in various exploration opportunities. The Company intends that its exploration effort is primarily composed of internally generated projects. However, a portion of the Company's budget is earmarked for exploratory opportunities brought to the Company by individuals and other companies. The Company will limit its exploration exposure to any given prospect to no more than a few hundred thousand dollars of risk capital.

Brazos Block 480, Offshore, Gulf of Mexico. To date, one prospect, Brazos Block 480, has been developed, defined and marketed from the Southern Links joint venture. It is expected that the initial test well will begin drilling in the first quarter, with test results expected in sixty to ninety days from commencement of drilling operations. The joint venture has marketed 100% of the prospect to larger oil and gas companies and has retained a carried interest through the testing of the first well.

Southern Eagle, Offshore, Gulf of Mexico. The Company has initiated a project called Southern Eagle along the shallow state waters offshore Matagorda Island, Texas. In January, 1997, the Company licensed and took delivery of over 320 square miles of 3-D seismic data. Company personnel are working the data to define prospects on which it is expected that acreage will be leased by the Company during 1997. If the leasing of acreage on prospects is successful in 1997, it is anticipated that one or more initial test wells will be drilled prior to year end 1997. It is expected that the Southern Eagle project will continue for one or two years beyond 1997.

Matthews Project, Texas. The Company initiated a project with another independent that is named the Matthews Project. Farmout acreage or seismic options have been taken on approximately 6,500 acres along the DeWitt and Lavaca County lines, Texas. It is anticipated that a nineteen square mile 3-D seismic survey will be shot during the first half of 1997, and that drillable prospects will be available for commencement prior to year end. The Company owns rights to 25% of this prospect and will receive a promoted interest on any of the remaining 75% placed by the co-ventures with third party investors.

Alta Loma Project, Texas. The Company has also leased acreage on a project called Alta Loma in Galveston County, Texas. Discussions are underway with a 3-D seismic company regarding a joint effort to combine acreage and conduct a twenty square mile 3-D seismic survey in 1997. It is currently anticipated that drilling would not commence on this project until the beginning of 1998.

Maple Gap Project, Texas. The Company has agreed to participate for a 12.5%working interest in a project called Maple Gap, Orange County, Texas. The initial test well is expected to be drilled during the first half of 1997. Following evaluation of the initial well, it is expected that the working interest parties will shoot a 3-D seismic survey over the project to delineate the exploitation and development of the field.


BUSINESS RISKS

The Company's operations are subject to numerous federal, state and local laws, rules and regulations relating to the protection of the environment, health and safety, including but without limitation, laws concerning the release and containment and disposal of pollutants and wastes that can be produced by operations in which the Company owns interests. In addition, the Company's operations are affected by numerous federal, state and local laws, rules and regulations relating to the exploration, production, transportation, marketing and sales of oil and natural gas. In the past, the Company's compliance with such laws, rules and regulations has not had a material adverse effect on its capital expenditures, earnings or competitive position. However, the Company cannot predict whether its future compliance with, or the effect of, such laws, rules and regulations would have a material adverse effect on its capital expenditures, earnings or competitive position.

The Company anticipates that in the near term it will rely on various sources to fund its principal business activity of acquiring oil and gas producing reserves. Such funding sources may include, but not be limited to, use of working capital, the issuance of the Company's capital stock, public and private equity and debt markets and lending institutions such as banks and energy investment firms. The Company's ability to access any or all of these sources of funds may be impacted by a wide variety of factors that may include its own financial condition as well as specific or general economic conditions that each capital or debt market may experience at the time the Company requires funding. There can be no assurances that the Company will be successful in utilizing any of these sources to fund its acquisitions.

The Company is not dependent on any patents, trademarks, licenses, franchises, or concessions.

Approximately 30% of the Company's revenues during the year ended December 31, 1996 were derived from Canadian properties acquired in December 1995. The costs and revenues associated with the Company's Canadian operations are denominated in Canadian dollars. The Company records its transactions and prepares its financial statements in U.S. dollars. Fluctuations in the value of the two currencies may cause currency translations losses for the Company or reduced revenues and earnings, or both, with respect to its Canadian operations. The Company cannot predict the effect of exchange rate fluctuations upon future operating results.


COMPETITION

There is a high degree of competition in the acquisition of producing oil and gas properties and the oil and gas exploration industry. Consequently, the Company competes with many other entities for desirable potential acquisitions and exploration and development prospects. The Company's competitors include the major integrated oil companies as well as numerous independent oil and gas companies and other producers of energy sources and fuels. Many of these competitors have capital resources and other competitive advantages much greater than that of the Company, and may therefore be better able than the Company to withstand and compete during adverse market conditions. The Company's ability to generate revenues and reserves in the future will be dependent upon, among other things, its success in competing with these competitors, as to which there can be no assurances. With respect to the oil and gas mineral rights owned by the Company, the Company considers proposals to lease its mineral rights on the basis of the best offer from prospective lessees.


REGULATIONS

Domestic Environmental Regulation. Operations of the Company are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; prohibit drilling activities on certain lands lying within wetlands or other protected areas; and impose substantial liabilities for pollution resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent. These environmental laws and regulations may affect the Company's operations and costs as a result of their effect on oil and gas development, exploration, and production operations. For instance, legislation has been proposed in Congress from time to time that would amend the federal Resource Conservation and Recovery Act of 1976 ("RCRA") to reclassify oil and gas production wastes as "hazardous waste". If such legislation were enacted, it could have a significant impact on the Company's operating costs, as well as on the oil and gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. In addition, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and certain state laws and regulations impose liability for cleanup of waste sites.

The Oil Pollution Act ("OPA") currently requires persons responsible for "offshore facilities" to establish $150,000,000 in financial responsibility to cover environmental cleanup and restoration costs likely to be incurred in connection with an oil spill in the waters of the United States. On September 30, 1996 Congress passed legislation that would lower the financial responsibility requirement under OPA to $35,000,000, subject to increase to $150,000,000 if a formal risk assessment indicates the increase is warranted. The Company cannot predict whether the President will sign this legislation. The impact of any legislation is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production.

OPA imposes a variety of additional requirements on "responsible parties" for vessels or oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The "responsible party" includes the owner or operator of an onshore facility, pipeline, or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If a party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA establishes a liability limit for offshore facilities (including pipelines) of all removal costs plus $75,000,000. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal ("NPDES") permits prohibit or are expected to prohibit within the next year the discharge of produced water and sand, and some other substances related to the oil and gas industry, to coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

Canadian Environmental Regulation. Operations of the Company are subject to numerous federal, provincial and local laws and regulations. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain oil and gas industry operations and can affect the location and operation of wells and other facilities and the extent to which exploration and development is permitted. Legislation also requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities and local landowners. A breach of such legislation may result in the suspension or revocation of licences and authorizations, and the suspension of operations, as well as the imposition of clean-up orders, fines and penalties. In addition, certain types of operations may require environmental assessment and reviews to be completed before approvals are obtained and before exploration or development projects are begun. The Company does not anticipate that it will be required to make capital or other expenditures by reason of environmental laws and regulations that are material in relation to the Company's total capital expenditure program or that would have a material adverse effect on the Company's earnings, but inasmuch as such laws and regulation are frequently changed, the Company is unable to predict the ultimate cost of compliance.

Domestic Oil and Gas Regulation. Complex regulations concerning all phases of energy development at the local, state and federal levels apply to the Company's operations and often require interpretation by the Company's professional staff or outside advisors. The federal government and various state governments have adopted numerous laws and regulations respecting the production, transportation, marketing and sale of oil and natural gas. Regulation by state and local governments usually covers matters such as the spacing of wells, allowable production rates, environmental protection, pollution control, taxation and other related matters. Moreover, future changes in local, state or federal laws and regulations could adversely affect the operations of the Company.

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

Commencing in April, 1992, the FERC issued Order Nos. 636, 636-A, and
636-B ("Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas shippers. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. In July 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. The FERC has issued final orders of virtually all Order No. 636 pipeline restructuring proceedings. Appeals of Order No. 636, as well as orders in the individual pipeline restructuring proceedings, are currently pending, and the Company cannot predict the ultimate outcome of court review. This review may result in the reversal, in whole or in part, of Order No. 636.

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

Canadian Oil and Gas Regulation. The oil and natural gas industry is subject to extensive legislation and regulation governing its operations including land tenure, exploration, development, production, refining, transportation, marketing, environmental protection, exports, taxes, labor standards and health and safety standards imposed by legislation enacted by various levels of government. In addition, extensive legislation and regulation exists with respect to pricing and taxation of oil and natural gas and related products.

CUSTOMERS

Oil and gas hydrocarbons are the principal products produced by the Company and sales of such products are usually made in the spot market or on such other bases that may be impacted by the effect of changes in current market prices. Future oil and natural gas prices may be affected by a variety of factors including, but not limited to, supply and demand, world and regional market conditions, political conditions and seasonal factors, all of which the Company is unable to control or accurately predict. In the past, there have not been, and management does not expect there to be in the near term, any material adverse effects on the Company's business due to seasonal aspects. Backlog is not a factor in the Company's operations. The Company is principally engaged in a single industry segment, the acquisition, exploration, development, and production of oil and gas reserves, all in the United States and Canada. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows:

         CUSTOMER                                   1996        1995        1994
         --------                                 ------      ------      ------
                                                          (in thousands)
         G C Marketing Company                    $3,212      $   --      $   --
         Mike Rogers Drilling Company                591         746         651
         Ashtola Exploration Company                  --         208         283


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


EMPLOYEES

At March 18, 1997, the Company employed sixteen full-time persons including one engineer, two geologists, one landman and thirteen administrative, technical and accounting personnel. In addition, the Company employed three consultants including one geologist, one engineer and one engineering technical assistant.

SELECTED FINANCIAL DATA  (in thousands)

COMPARATIVE CONSOLIDATED BALANCE SHEETS

                                                                                         AS OF DECEMBER 31,
                                                            -----------------------------------------------------------------------
ASSETS                                                          1996           1995           1994           1993           1992
                                                            -----------    -----------    -----------    ------------   -----------
Current assets                                              $     2,918    $     2,071    $     1,973    $     2,865    $     2,343
Property and equipment                                           20,599         18,042          1,347          4,106          5,384
Oil and gas properties held for sale and other                      869          1,554             50            350            376
                                                            -----------    -----------    -----------    -----------    -----------
                                                            $    24,386    $    21,667    $     3,370    $     7,321    $     8,103
                                                            ===========    ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                         $       683    $     5,960    $       290    $       561    $       421
Deferred income taxes                                             1,169            606            ---            547            730
Long term debt                                                    3,900          9,920            ---            ---            ---
Stockholders' equity                                             18,634          5,181          3,080          6,213          6,952
                                                            -----------    -----------    -----------    -----------    -----------
                                                            $    24,386    $    21,667    $     3,370    $     7,321    $     8,103
                                                            ===========    ===========    ===========    ===========    ===========

WORKING CAPITAL                                             $     2,235    $    (3,889)    $    1,683    $     2,304    $     1,922
                                                            ===========    ===========     ==========    ===========    ===========

COMPARATIVE STATEMENTS OF OPERATIONS

REVENUES
Oil and gas                                                 $    11,780    $     2,044    $     1,747    $     2,891    $     2,465
Gains (losses) on sales of properties                               453            170             66            146            (26)
                                                            -----------    -----------    -----------    -----------    ------------
                                                                 12,233          2,214          1,813          3,037          2,439

EXPENSES                                                          8,164          2,488          5,580          3,959          4,048
                                                            -----------    -----------    -----------    -----------    -----------
Income (loss) from operations                                     4,069           (274)        (3,767)          (922)        (1,609)
Other income, expenses and deductions
   Interest and other income                                        286            146             76             41             78
   Interest and debt expense                                     (1,242)           ---            ---            ---            ---
                                                            -----------    -----------    ------------   ------------   -----------
Income (loss) before income taxes and the cumulative
  effect of a change in accounting for income taxes               3,113           (128)        (3,691)          (881)        (1,531)
Provision (benefit) for income taxes                                679              9           (558)          (279)          (487)
                                                            -----------    -----------    -----------    -----------    -----------
Income (loss) before the cumulative effect of a change
  in accounting for income taxes                                  2,434           (137)        (3,133)          (602)        (1,044)
Cumulative effect of a change in accounting for
  income taxes                                                      ---            ---            ---             65            ---
                                                            -----------    -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                           $     2,434    $      (137)   $    (3,133)   $      (537)   $    (1,044)
                                                            ===========    ===========    ============   ============   ============
PER PRIMARY SHARE OF STOCK:
Net income (loss) before the cumulative effect of a
  change in accounting for income taxes                     $       .34    $     (0.02)   $     (0.78)   $     (0.15)   $     (0.26)
Cumulative effect of a change in accounting for
  income taxes                                                      ---            ---            ---           0.02            ---
                                                            -----------    -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                           $       .34    $     (0.02)   $     (0.78)   $     (0.13)   $     (0.26)
                                                            ===========    ===========    ===========    ===========    ===========

Primary weighted average number of shares                         7,215          5,701          4,162           4,162          4,162
                                                            ===========    ============   ===========    ============   ============
Fully diluted weighted average number of shares                   7,336          5,701          4,162           4,162          4,162
                                                            ===========    ============   ============   ============   ============


Note A Pursuant to the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the Company changed its method of accounting for income taxes and recorded an adjustment of $65 benefitting 1993.

Note B In 1994, Company recognized a Valuation Reduction of $1,724 in connection with the write-down of its investment in certain producing oil and gas properties.

ITEM 2. DESCRIPTION OF PROPERTIES

GENERAL

At December 31, 1996, the Company held interests in excess of 700 gross wells in the continental United States and in excess of 1,200 gross wells in Canada consisting of working interests, royalty interests and overriding royalty interests. Approximately 23% of the Company's proved oil and gas reserves are oil and approximately 77% are gas, measured in energy equivalent barrels of oil basis (natural gas is converted at the rate of six thousand cubic feet of gas for each barrel of oil).

OIL AND GAS RESERVE INFORMATION

The following two tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally located onshore in the continental United States and Canada. The Company's reserve information has been based on estimates prepared by an independent consulting petroleum engineer. The independent consultant who prepared the reserve estimate information as of December 31, 1994, was Hedrick and Associates. Hedrick and Associates is no longer in business as of December 31, 1995. Netherland, Sewell & Associates, Inc. has prepared the domestic reserve estimates as of December 31, 1995 and audited the December 31, 1996 domestic reserve estimates which were prepared by the Company. McDaniel & Associates Consultants LTD. prepared the Canadian reserve estimates as of December 31, 1995 and 1996. Since the beginning of the last fiscal year, the Company has not filed any estimates of its reserves with any Federal authority or agency.



                                                    U.S.                         CANADA                          TOTAL
                                          ---------------------------   ---------------------------    ---------------------------
                                               OIL            GAS            OIL            GAS            OIL            GAS
PROVED RESERVES                               (BBLS)         (MCF)          (BBLS)         (MCF)          (BBLS)         (MCF)
---------------                           -----------    ------------   ------------   ------------   -------------   ------------
   Balance, December 31, 1993                  474,486      1,238,857           --             --          474,486      1,238,857
   Extensions, discoveries and additions        45,834        245,190           --             --           45,834        245,190
   Revisions of previous estimates            (213,258)      (397,443)          --             --         (213,258)      (397,443)
   Production                                  (78,866)      (300,544)          --             --          (78,866)      (300,544)
                                           -----------    -----------    -----------    -----------    -----------    -----------
   Balance, December 31, 1994                  228,196        786,060           --             --          228,196        786,060
   Extensions, discoveries and additions            66          8,449           --             --               66          8,449
   Revisions of previous estimates             (24,715)      (145,903)          --             --          (24,715)      (145,903)
   Purchase of minerals in place               568,702     20,400,151        868,495      5,786,239      1,437,197     26,186,390
   Production                                  (84,848)      (404,319)          --             --          (84,848)      (404,319)
                                           -----------    -----------    -----------    -----------    -----------    -----------
   Balance, December 31, 1995                  687,401     20,644,438        868,495      5,786,239      1,555,896     26,430,677
   Extensions, discoveries and additions         6,081        479,336         31,351      1,506,458         37,432      1,985,794
   Revisions of previous estimates              33,975       (519,051)       (35,593)       528,330         (1,618)         9,279
   Purchase of minerals in place               109,252      4,590,014           --             --          109,252      4,590,014
   Production                                 (120,855)    (2,396,379)      (112,563)      (961,527)      (233,418)    (3,357,906)
                                           -----------    -----------    -----------    -----------    -----------    -----------
   Balance, December 31, 1996                  715,854     22,798,358        751,690      6,859,500      1,467,544     29,657,858
                                           ===========    ===========    ===========    ===========    ===========    ===========

PROVED DEVELOPED RESERVES
   Balance, December 31, 1994                  228,196        786,060           --             --          228,196        786,060
   Balance, December 31, 1995                  661,852     20,446,505        868,495      5,786,239      1,530,347     26,232,744
   Balance, December 31, 1996                  608,705     19,361,667        751,690      6,859,500      1,360,395     26,221,167

PRODUCTION AND PRICE HISTORY

The following table sets forth certain information concerning the Company's annual net oil and gas production and average price information for the year ended December 31:

Production:                                 1996              1995               1994
                                        ------------      -----------      ----------
   Oil (Bbls)
      U.S.                                  120,855          84,848            78,866
      Canada                                112,563             ---               ---
                                        -----------      ----------       -----------
      Total                                 233,418          84,848            78,866
   Gas (Mcf)
      U.S.                                2,396,379         404,319           300,544
      Canada                                961,527             ---               ---
                                        -----------      ----------       -----------
      Total                               3,357,906         404,319           300,544
Average sales price:
   Oil ($ per Bbl)
      U.S.                                    19.69           16.23             15.31
      Canada                                  18.09             ---               ---
                                        -----------      ----------       -----------
      Average                                 18.92           16.23             15.31
   Gas ($ per Mcf)
      U.S.                                     2.29            1.65              1.80
      Canada                                   1.17             ---               ---
                                        -----------      ----------       -----------
      Average                                  1.97            1.65              1.80
Average lifting costs ($ per Mcfe)
   Operating expenses and pr                   0.58            0.72              0.71
   Depreciation, depletion a                   0.60            0.87              0.91

PRODUCTIVE WELLS STATISTICS

The following table sets forth information concerning productive wells in which the Company has an interest as of December 31, 1996:

                 OIL            GAS           TOTAL
            --------------  -----------  ---------------
            GROSS     NET   GROSS   NET  GROSS       NET
            --------------  -----------  ---------------
Canada       699     15.1   510     6.5   1,209     21.6
U. S.(1)     224     15.4   487    52.8     711     68.2

(1) Includes producing units that contain numerous wells. Each unit is counted as one gross well and the unit working interest is included in the net wells.

DEVELOPMENT AND EXPLORATORY WELLS DRILLED

The following table includes the drilling results of wells in which the Company has a working interest for the year ended December 31:

                                            1996              1995             1994
                                        --------------   ---------------   -------------
EXPLORATORY:                            GROSS     NET    GROSS      NET    GROSS     NET
                                        -------------    ---------------   -------------
  Oil                                       0     .000       0      .000       0    .000
  Gas                                       1     .150       0      .000       3    .307
  Dry hole                                  3     .335       0      .000       3    .430
DEVELOPMENT:
  Oil                                      21     .246       0      .000       1    .250
  Gas                                      15     .257       2      .020       0    .000
  Dry hole                                  6     .174       1      .150       2    .068
TOTAL
  Productive                               37     .653       2      .020       4    .557
  Dry hole                                  9     .509       1      .150       5    .498

DEVELOPED AND UNDEVELOPED LEASEHOLD ACREAGE:

The following table shows the Company's leasehold interest in developed and undeveloped oil and gas acreage as of December 31, 1996. This table does not reflect certain mineral acreage owned by the Company. In the following data "Gross" refers to the total acres in which the Company has a working interest and "Net" refers to gross acres multiplied by the percentage of the working interest owned by the Company.

                                               DEVELOPED                           UNDEVELOPED
                                                ACREAGE                              ACREAGE
                                        -----------------------------     -------------------------------
UNITED STATES                              GROSS             NET              GROSS                 NET
-------------                           -----------      ------------      -----------             ------
Alabama                                         651                26              188                 7
Arkansas                                      1,040               247            1,799               450
Colorado                                        288                21                0                 0
Kansas                                          204                53                0                 0
Louisiana                                     4,895               765              486               452
Michigan                                         96                 2                0                 0
Mississippi                                     972               115            1,207               132
Montana                                          24                 2                0                 0
New Mexico                                    3,012               213                0                 0
North Dakota                                    400               177                0                 0
Oklahoma                                      2,360               379                0                 0
Texas                                        19,577             3,555            2,426             1,083
Texas - Offshore                              5,760               105            1,440             1,440
Wyoming                                      10,384               500                0                 0
Utah                                            672               148                0                 0
                                        -----------      ------------      -----------      ------------
         Total-Domestic                      50,335             6,308            7,546             3,564
                                        ===========      ============      ===========      ============
CANADA
Alberta                                      85,280             3,057          209,176            12,957
Saskatchewan                                  2,160                 1              960                 1
British Columbia                              2,086               260           28,715             1,737
                                        -----------      ------------      -----------      ------------
         Total-Canadian                      89,526             3,318          238,851            14,695
                                        ===========      ============      ===========      ============

         Total Leasehold Acreage            139,861             9,626          246,397            18,259
                                        ===========      ============      ===========      ============

"Developed acreage" consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil or gas.

The Company's ownership of mineral rights is set forth below:

                                                GROSS                             NET
STATE                                      MINERAL ACRES                      MINERAL ACRES
-----                                      -------------                      -------------
Mississippi                                     262,000                            118,000
Wisconsin                                       121,000                            110,000
Texas                                           212,514                             84,183
New Mexico                                       67,634                             32,577
Other                                             2,000                              2,000
                                                -------                            -------
         Total                                  665,148                            346,760
                                                =======                            =======

The Company is not aware of any valuable minerals appurtenant to the mineral rights in Wisconsin, and therefore has no plans to develop minerals on such properties. Currently, the Company has 2,885 net mineral acres in southern Mississippi, 18,194 net mineral acres in Texas and 3,177 net mineral acres in New Mexico under lease to others.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's last fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMPANY'S COMMON STOCK

Prices are based on trades made while the Company was listed on the NASDAQ National Market System through March 9, 1995. Since March 10, 1995, the Company's Common Stock has been traded on the NASDAQ SmallCap Market with the trading symbol SMIN.

The following table sets forth the high and low sales prices on the market systems noted above for the Company's Common Stock for the periods indicated:


                                       1996            1995                  1994
                             -------------------  -----------------  ------------------
                                HIGH        LOW     HIGH       LOW      HIGH       LOW
First Quarter                $   2.13    $  1.25  $  1.25   $   .63   $  2.13   $  1.63
Second Quarter                   3.38       1.81     1.25       .94      2.00       .69
Third Quarter                    5.00       2.88     1.06       .75      1.38       .94
Fourth Quarter                   6.13       4.00     1.63       .75      1.13       .44
                             --------    -------  -------   -------   -------   -------

For the Year                 $   6.13    $  1.25  $  1.63   $   .63   $  2.13   $   .44
                             ========    =======  =======   =======   =======   =======

The Company did not declare any dividends in fiscal 1996, 1995 or 1994. The payment of future dividends on Common Stock, if any, will be reviewed periodically by the Company's Board of Directors, and will depend upon, among other things, Company's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, and the Company's future business prospects. It is likely that for the foreseeable future, funds available for dividends on Common Stock, if any, will be retained by the Company to finance the growth of its business. Payment of dividends is currently restricted by the terms of the Company's bank loan agreement.

There were 669 stockholders of record on March 18, 1997.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with respect to securities issued by the Company during 1996 in transactions which were not registered under the Securities Act of 1933, as amended (the "1933 Act"). A claim of exemption under
Section 4(2) of the 1933 Act is claimed with respect these transactions. The subject securities are either nontransferable or each issuee thereof represented that it understood that the securities acquired could not be sold or otherwise transferred without registration under the 1933 Act or the availability of an exemption therefrom, and each certificate representing such securities bears (or upon issuance will bear) a restrictive legend to that effect.

December 1996 Private Placement. On December 23, 1996, the Company sold 2,500,000 shares of its Common Stock at a price of $4.50 per share or an aggregate $11,250,000 in a private placement to institutional and accredited investors for which Morgan Keegan & Company, Inc. ("MKC") was the placement agent (the "Private Placement"). Net proceeds to the Company were $10,687,500 after payment to the placement agent of a 5% fee of $562,500. As part of MKC's compensation for acting as placement agent, the Company issued to MKC a warrant exercisable for 120,000 shares of Common Stock at $4.50 per share until December 23, 2001, subject to certain anti-dilution adjustments. The Company currently has pending a Form S-3 registration statement to register under the 1933 Act the resale of the shares of Common Stock sold in the private placement and underlying MKC's warrant (the "Pending Form S-3").

EnCap Investments, L.C. In November 1996, the Company issued to EnCap Investments, L.C. 20,000 shares of Common Stock under a November 5, 1996 agreement between EnCap and the Company as a retainer for EnCap's efforts to target acquisition candidates for the Company. If and when the consideration paid by the Company for such acquisitions exceeds $5,000,000, the Company agreed to issue EnCap warrants exercisable for three years for 80,000 shares of Common Stock at an exercise price equal to the Common Stock's market price at the time the $5,000,000 threshold is exceeded. The resale of the 20,000 shares issued to EnCap is covered by the Pending Form S-3.

Diasu and its Principals. In January 1996, the Company issued 87,500 shares of Common Stock to to each of Gary L. Chitty and Thomas J. McMinn pursuant to a Subscription Agreement and Assumption of Obligations between the Company and Messrs. Chitty and McMinn, dated January 5, 1996 ("Subscription Agreement"). The resale of these aggregate 175,000 shares is covered by the Pending Form S-3. Each of Messrs. Chitty and McMinn is a director, executive officer and beneficial owner of 50% of the outstanding equity securities of Diasu Oil & Gas Co., Inc., a Texas corporation ("Diasu") principally engaged in the exploration and production of oil and gas. On January 5, 1996, Diasu and the Company entered into an Option Agreement granting the Company an option to participate as an investor in any oil and gas exploration and development projects proposed by Diasu or its affiliates during the following 24-month period (the "Option Agreement"). Pursuant to the Subscription Agreement, each of Messrs. Chitty and McMinn agreed to cause Diasu to honor its obligations under the Option Agreement and to make the Option Agreement applicable to any oil and gas prospects that either of Messrs. Chitty or McMinn and certain of their affiliates might pursue. In consideration for the Company's rights under the Subscription Agreement, the Company issued each of Messrs. Chitty and McMinn 87,500 shares of Common Stock and a presently exercisable warrant for 200,000 shares of Common Stock (collectively, the "First Warrants"). Pursuant to the Option Agreement, the Company issued Diasu warrants exercisable for 200,000 shares of Common Stock (the "Second Warrants"). Diasu subsequently transferred a Second Warrant exercisable for 100,000 shares to each of Messrs. Chitty and McMinn. Each of the First Warrants and Second Warrants may be exercised until January 5, 2001 at $2.00 per share and are subject to certain anti-dilution adjustments. The Company negotiated the $2.00 per share exercise price of these warrants to be at a premium of the average last sale price for the Common Stock on the NASDAQ SmallCap Market on January 2, 3 and 4, 1996 of $1.5625 per share. The Company agreed to register the resale of shares of Common Stock actually issued to Messrs. Chitty and McMinn under the Subscription Agreement and upon exercise of the First Warrants and Second Warrants.

1996 Stock Option Plan. During 1996, the Company granted options exercisable for 130,000 shares of Common Stock under the Company's 1996 Stock Option Plan (the "SOP"). Pursuant to the SOP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The SOP is administered by the Compensation Committee of the Company's Board of Directors which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1996 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price therefor reported on the NASDAQ SmallCap Market.

1996 Employee Stock Purchase Plan. Subsequent to 1996, the Company granted options exercisable for 5,313 shares of Common Stock under the Company's
1996 Employee Stock Purchase Plan (the "SPP"). The SPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Pursuant to the SPP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to employees of the Company. Options may be granted on January 1 and July 1 of each year to eligible employees who elect to participate in the SPP. The term of each option is six months from the date of grant. The number of options granted to each participant equals the quotient of (i) the total payroll deductions authorized by the participant as extended during the full applicable option period, divided by (ii) 85% of the fair market value of the Common Stock as of the date of grant of such option. The exercise price of options under SPP is 85% of the fair market value of the Common Stock as of the date of grant or the date of exercise of such option, whichever is less, determined by reference to the most recent closing price therefor reported on the NASDAQ SmallCap Market.

The Company's Form S-8 Registration Statement No. 333-12375 generally covers the issuance and resale (subject, in the case of affiliates, to Rule 144 under the 1933 Act) of Common Stock issuable upon exercise of options under the SOP and SPP.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 1996
AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 1995

Oil and gas revenues for 1996 were $11,780,000, up 476% compared to oil and gas revenues for 1995 of $2,044,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher commodity prices for both natural gas and oil. Higher production volumes were primarily due to the acquisitions of certain assets and companies of Stone & Webster, Inc. ("Stone & Webster"), acquired in December 1995, and the acquisition of the limited partnership interest in SMC Development, L.P. ("SMD") in August 1996.

Natural gas production in 1996 was 3,358 Mmcf, a 731% increase compared to 1995 production of 404 Mmcf. The Company's crude oil production in 1996 increased 175% to 233,418 barrels compared to 84,848 barrels in 1995.

The average natural gas price in 1996 increased 19% to $1.97 per Mcf compared to $1.65 per Mcf in 1995. Crude oil prices increased 17% in 1996 to $18.92, compared to $16.23 per barrel in 1995.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities resulted in gains on sale of assets of $453,000 in 1996 and $170,000 in 1995. The gain on sale in 1996 was primarily the result of the sale of Venture Resources, Inc. for $1,143,000, which was a non-core asset acquired as part of the Stone & Webster acquisition. The gain on sale in 1995 was primarily the result of the sale of non-strategic oil and gas interests in the Bandera and Equipo prospects located in Maverick County, Texas.

Production costs, including production and ad valorem taxes, increased in 1996 to $2,742,000, up 318% from $656,000 in 1995, primarily due to the above mentioned acquisitions. However, on a cost per Mcfe basis, production costs for 1996 declined to $0.58 per Mcfe, or 19% from $0.72 per Mcfe in 1995.

General and administrative expenses increased as a result of the above mentioned acquisitions to $1,682,000 in 1996, up 105% from $819,000 in 1995. However, on a cost per Mcfe basis, general and administrative expenses declined to $0.35 per Mcfe, or 61% from $0.90 Mcfe in 1995.

Exploration, dry hole and lease impairment expenses increased in 1996 to $865,000, up 291% compared to $221,000 in 1995, which was primarily due to lease impairment expenses of approximately $600,000 in the fourth quarter of 1996. Since the Company uses successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

Depreciation, depletion and amortization ("DD&A") expense for 1996 increased to $2,875,000, up 263% from $792,000 in 1995, which was due primarily to the above mentioned acquisitions and downward revisions to reserve estimates in the Company's oil and gas property located in Yoakum, Texas. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. DD&A expenses declined per Mcfe in 1996 to $0.60 per Mcfe, down 31% from $0.87 per Mcfe in 1995.

Interest and debt expense in 1996 was $1,242,000, which was a result of the bank debt incurred to consummate the above mentioned acquisitions. The Company had no interest expense in 1995.

The Company had a net operating loss carryforward of approximately $2,293,000 at the end of 1995, which was fully utilized in 1996. Tax expense in 1996 and 1995 was $679,000 and $9,000, respectively, with the increase related to higher 1996 net income before taxes.

The Company reported earnings in 1996 of $2,434,000 or $0.34 per share compared to a loss of $137,000 or $0.02 per share in 1995.


FOR THE PERIOD ENDED DECEMBER 31, 1995
AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 1994

The Company reported a net loss in 1995 of $137,000 or $.02 per share compared to a loss of $3,133,000 or $.78 per share in 1994. Revenues, including interest and other income, for 1995 were $2,360,000, up 25% compared to revenues for 1994 of $1,889,000. Expenses for 1995 were $2,488,000, down 55% compared to expenses of $5,580,000 for 1994.

The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher prices for crude oil. Natural gas production in 1995 was 404 Mmcf, a 34% increase compared to 1994 production of 301 Mmcf. The Company's crude oil production in 1995 increased 8% to 84,848 barrels compared to 78,866 barrels in 1994. The Company's average gas price in 1995 decreased 8% to $1.65 per Mcf compared to $1.80 per Mcf in 1994. Offsetting lower gas prices, crude oil prices in 1995 increased 6% to $16.23 per barrel as compared to $15.31 per barrel in 1994. Higher production volumes were primarily due to the acquisition of an interest in Diverse GP III, which was acquired in April of 1995. Revenues also increased as a result of an increase in the gain on the sale of assets to $170,000 in 1995 from $66,000 in 1994. The gain in 1995 was primarily a result of the Company's sale of its interest in the Bandera and Equipo prospects located in Maverick County, Texas.

The reduction in expenses in 1995 was primarily the result of special charges of $1,724,000 related to write-downs in valuation of three producing properties in 1994, which were non-recurring in 1995. Substantial exploration losses in early 1994 caused the Company to reexamine its exploration and production strategy. The Company decided that non-core properties should be sold, and accordingly wrote-down the assets to the estimated sales price. Production expenses increased 20% to $656,000 in 1995 from $548,000 in 1994. The increase in production expenses was primarily due to the inclusion of Diverse GP III in 1995. Exploration expenses declined 86% to $221,000 in 1995 from $1,566,000 in 1994. Since the Company uses the successful efforts method of accounting, exploration expenses may generally vary greatly from year to year based upon the level of exploration activity during the year. The decline in exploration expenses in 1995 was primarily the result of decreased exploration activity due to a change in the Company's focus away from higher risk exploration and towards the acquisition of existing reserves, exploitation and controlled risk exploration. The Company participated in the drilling of three gross wells drilled in 1995 compared to nine gross wells in 1994. Drilling results in 1995 included one dry hole drilled in Refugio County, Texas and two development wells drilled in Roger Mills County, Oklahoma and Lavaca County, Texas, respectfully. Depreciation and depletion increased 13% to $792,000 in 1995 from $704,000 in 1994, due to the inclusion of Diverse GP III in 1995 and adjustments in reserve estimates for certain properties owned by the Company. The Company computes depreciation and depletion expenses on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. General and administrative costs were $819,000 in 1995, down 21% from $1,038,000 in 1994. The decline in general and administrative expenses was a result of the Company's ongoing cost cutting plans implemented in 1994 and carried out in 1995.

The Company's estimated proved reserves was revised downward by approximately 41% in 1994, and 14% in 1995. The revisions in 1994 was due primarily to downward revisions in three of the Company's fields, Stateline, Bandera, and Cascade Deep, which accounted for 90% of the revisions and 71% of the Company's total proved reserves. The revisions in Stateline represented 48% of the total revisions, and was due to an increase in the amount of water production in mid-year from 325 barrels of water per day to 1,100 barrels of water per day resulting in a steeper than anticipated decline in the rate of current and projected oil production. The Company's Cascade field, which represented approximately 22% of the revisions, consisted of four wells which had limited production history. The wells commenced production at a high rate, but due to a lack of reservoir energy, the wells began to produce at a lower than projected rate. The Company's Bandera field, which represented 19% of the revisions, commenced production at high rates, but due to tightness in the producing formation, the rate of production declined at a faster than projected rate. The revisions in 1995 was due primarily to the Company's Stateline field, which represented 62% of the Company's proved reserves and 71% of the downward revisions. The downward revisions in 1995 to Stateline was due to a continuation of an increase in the rate of water production, which led to the downward revisions in 1994.

LIQUIDITY AND CAPITAL RESOURCES
FOR THE PERIOD ENDED DECEMBER 31, 1996

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and sales of non-strategic assets and oil and gas properties. Total available liquidity at December 31, 1996, 1995 and 1994 was $14,571,000, $1,347,000 and $1,624,000, respectively.

The Company's cash flows provided by operating activities for the years ended December 31, 1996, 1995, and 1994 were $5,382,000, $823,000, and $779,000, respectively. Additional cash in the amounts of $1,401,000, $608,000 and $136,000 was realized in 1996, 1995 and 1994, respectively from property sales of non-strategic assets.

Effective December 17, 1996, the Company amended its bank credit facility that consists of a secured reducing revolving line of credit. As of December 31, 1996, the borrowing base under the credit facility was $18,000,000, and the Company had outstanding borrowings thereunder of $3,900,000, leaving $14,100,000 available to borrow.

The credit facility borrowing base reduces $300,000 per month commencing January 1, 1997, and is reviewed by the bank semi-annually until maturity on June 1, 1998. The obligations under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The credit facility contains certain covenants relating to the financial condition of the Company. The credit facility bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus two and one-quarter percent. On December 23, 1996, the Company sold in a private placement, 2,500,000 shares of common stock at $4.50 per share for proceeds of $10,600,000 after related cash expenses. The proceeds of the offering were used to retire bank debt under the Company's credit facility.

Capital spending in 1996 for acquisitions, exploration, and development totaled $6,036,000, and was primarily funded from cash flows from operating activities. The Company's capital spending budget for 1997 is expected to be approximately $6,000,000 to $8,000,000, consisting of both exploration and development drilling, with primary emphasis being the U.S. Gulf Coast region. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the initial capital expenditure budget.

The Company believes that it will have sufficient capital available from the credit facility described above, together with cash flows from operating activities, to fund its 1997 capital expenditure program, and to meet the Company's other obligations. The Company also believes that the funds available from such sources will enable the Company to continue to selectively pursue strategic corporate and property acquisitions.

The Company's debt to total capitalization ratio was 17.3% at December 31, 1996, compared to 65.7% at December 31, 1995. The Company's interest coverage ratio (calculated as income from operations plus depreciation, depletion and amortization, and exploration expenses divided by cash expenditures for interest) was 6.52 to 1 for 1996.

The Company did not declare dividends in fiscal 1996, 1995 and 1994. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.


ITEM 7.  FINANCIAL  STATEMENTS

Financial Statements are filed as a part of this report. See page 19, Index to Financial Statements. The Financial Statement Schedules are not applicable and have been omitted.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              Page
         Description                                                                          Number
         -----------                                                                          ------
         Report of Independent Certified Public Accountants:
                  Grant Thornton LLP                                                              20


         Financial Statements:
                  Consolidated Balance Sheets at December 31, 1996 and 1995                       21
                  Statements of Consolidated Operations
                       for the Years Ended December 31, 1996, 1995 and 1994                       22
                  Statements of Consolidated Stockholders' Equity
                       for the Years Ended December 31, 1994, 1995 and 1996                       23
                  Statements of Consolidated Cash Flows
                       for the Years Ended December 31, 1996, 1995 and 1994                       24
                  Notes to Consolidated Financial Statements
                       for the Years Ended December 31, 1996, 1995 and 1994                       25



                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of
Southern Mineral Corporation:


We have audited the accompanying consolidated balance sheets of Southern Mineral Corporation (a Nevada corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Mineral Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Grant Thornton LLP

Houston, Texas
February 28, 1997

                          SOUTHERN MINERAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                             DECEMBER 31
                                                                                    -----------------------------
                                                                                        1996              1995
                                                                                    ----------        -----------
                                                                                            (in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                        $      471        $      562
   Receivables                                                                           2,292             1,122
   Other                                                                                   155               387
                                                                                    ----------        ----------
         Total current assets                                                            2,918             2,071

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
  EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
     Oil and gas producing properties                                                   24,888            20,530
     Mineral rights                                                                        167               167
     Unproven properties                                                                   525                15
     Office equipment                                                                      251               178
     Accumulated depreciation, depletion and amortization                               (5,232)           (2,848)
                                                                                    ----------        ----------
                                                                                        20,599            18,042
PROPERTIES HELD FOR SALE AND OTHER                                                         869             1,554
                                                                                    ----------        ----------
         Total assets                                                               $   24,386        $   21,667
                                                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                 $      683        $      665
   Note payable bank                                                                       ---             3,500
   Current maturities of long term debt                                                    ---             1,795
                                                                                    ----------        ----------
         Total current liabilities                                                         683             5,960
LONG TERM DEBT                                                                           3,900             9,920
DEFERRED INCOME TAXES                                                                    1,169               606
STOCKHOLDERS' EQUITY
   Common stock - par value $.01 per share; authorized 20,000,000 and
    10,000,000 shares at December 31, 1996 and 1995;
    issued 9,088,519 and 6,369,519 at December 31, 1996 and 1995                            91                64
   Additional paid-in capital                                                           14,030             3,038
   Retained earnings                                                                     4,565             2,131
                                                                                    ----------        ----------
                                                                                        18,686             5,233
   Less: Treasury stock                                                                    (52)              (52)
                                                                                    ----------        ----------
         Total stockholders' equity                                                     18,634             5,181
                                                                                    ----------        ----------

         Total liabilities and stockholders' equity                                 $   24,386        $   21,667
                                                                                    ==========        ==========








         The accompanying notes to consolidated financial statements of
             Southern Mineral Corporation and subsidiaries are an
                      integral part of these statements.

                          SOUTHERN MINERAL CORPORATION
                     STATEMENTS OF CONSOLIDATED OPERATIONS




                                                                             FOR THE YEAR ENDED DECEMBER 31
                                                                      ---------------------------------------------
                                                                         1996             1995              1994
                                                                      ----------       ----------        ----------
                                                                         (in thousands, except per share amounts)
REVENUES
   Oil and gas                                                        $  11,780        $   2,044         $   1,747
   Gains on sales of properties and other assets                            453              170                66
                                                                      ----------       ----------        ---------
                                                                         12,233            2,214             1,813

EXPENSES
   Production                                                             2,742              656               548
   Exploration                                                              865              221             1,566
   Depreciation, depletion and amortization                               2,875              792               704
   General and administrative                                             1,682              702               903
   Valuation reduction                                                      ---              ---             1,724
   Severance benefit                                                        ---              117               135
                                                                      ---------        ---------         ---------
                                                                          8,164            2,488             5,580
                                                                      ---------        ---------         ---------

Income (loss) from operations                                             4,069             (274)           (3,767)
Other income, expenses and deductions
    Interest and other income                                               286              146                76
    Interest and debt expense                                            (1,242)             ---               ---
                                                                      ---------        ---------        ---------
Income (loss) before income taxes                                         3,113             (128)           (3,691)
Provision (benefit) for federal and state income taxes
   Current provision (benefit)                                              400                9               (11)
   Deferred provision (benefit)                                             279              ---              (547)
                                                                      ---------        ----------        ---------
                                                                            679                9              (558)
                                                                      ---------        ----------        ---------

Net income (loss)                                                     $   2,434        $    (137)        $  (3,133)
                                                                     ==========        =========         =========

Primary net income (loss) per share                                   $     .34        $   (0.02)        $   (0.78)
                                                                      =========        =========         =========
Fully diluted net income (loss) per share                             $     .33        $   (0.02)        $   (0.78)
                                                                      ---------        =========         =========

Primary weighted average number of shares outstanding                     7,215            5,701             4,162
                                                                      =========        =========         =========
Fully diluted weighted average number of shares outstanding               7,336            5,701             4,162
                                                                      =========        =========         =========















         The accompanying notes to consolidated financial statements of
              Southern Mineral Corporation and subsidiaries are an
                       integral part of these statements.

                          SOUTHERN MINERAL CORPORATION
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        For the Year Ended December 31,
                                 (in Thousands)



                                                              COMMON STOCK         ADDITIONAL                     TREASURY STOCK
                                                          ---------------------     PAID-IN       RETAINED    ----------------------
                                                            SHARES       AMOUNT     CAPITAL       EARNINGS     SHARES       AMOUNT
                                                           --------------------    ----------   -----------   ----------------------
BALANCE AT JANUARY 1, 1994                                  4,162      $    42     $    843     $   5,401          137     $     73
Net loss                                                      ---          ---          ---        (3,133)         ---          ---
                                                          -------      -------     --------     ---------     --------     --------
BALANCE AT DECEMBER 31, 1994                                4,162           42          843         2,268          137           73
Stock issued for directors' fees                               14          ---           12           ---          ---         ---
Odd lot tender offer                                          ---          ---          ---           ---            4            6
Sale of treasury stock                                        ---          ---           11           ---          (50)         (27)
Issuance of common stock for acquisition of
  Diverse Production Co.                                    2,194           22        2,172           ---          ---          ---
Net loss                                                      ---          ---          ---          (137)         ---          ---
                                                          -------      -------     --------     ---------     --------     --------
BALANCE AT DECEMBER 31, 1995                                6,370           64        3,038         2,131           91           52
Stock issued for directors' fees                               24          ---           72           ---          ---          ---
Issuance of common stock for private
   placement of 2,500,000 shares of stock, net              2,500           25       10,596           ---          ---          ---
Issuance of common stock for property
   acquisitions and acquisition services                      195            2          324           ---          ---          ---
Net income                                                    ---          ---          ---         2,434          ---          ---
                                                          -------      -------     --------     ---------     --------     --------
BALANCE AT DECEMBER 31, 1996                                9,089      $    91     $ 14,030     $   4,565           91     $     52
                                                          =======      =======     ========     =========     ========     ========




The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                          SOUTHERN MINERAL CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (in thousands)


                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                  1996        1995        1994
                                                                                  --------    --------    ----------
  Net income (loss)                                                               $  2,434    $   (137)   $ (3,133)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation, depletion and amortization                                        2,875         792         704
     Gains on sales of properties and other assets                                    (453)       (170)        (66)
     Valuation reduction                                                              --          --         1,724
     Exploration expenses                                                              865         221       1,566
     Increase (decrease) in deferred taxes                                             563        --          (547)
     Common stock issued as compensation                                                72          12        --
     Change in assets and liabilities, net of effects of acquisition and disposition in 1996 and acquisitions in 1995:
        (Increase) decrease in receivables                                          (1,224)        214         216
        Decrease (increase) in other current assets                                    231         (39)        259
        Increase in other assets                                                      (115)       --          --
        Increase (decrease) in payables                                                134         (70)         56
                                                                                  --------    --------    --------
         Total adjustments                                                           2,948         960       3,912
                                                                                  --------    --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                       5,382         823         779
                                                                                  --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of:
     Producing properties                                                              258         511          42
     Properties held for sale and unproven properties                                 --            97          94
  Decrease (increase) in marketable securities:
     Purchases                                                                        --        (1,914)     (3,810)
     Maturities and sales                                                             --         3,483       4,201
  Capital expenditures:
     Acquisition, exploration and development                                       (2,836)       (651)     (1,107)
     Properties held for sale                                                         (470)       (684)       --
  Cash paid for partnership interest, net of cash received                          (2,874)       --          --
  Cash paid for acquisition of Stone & Webster properties, net of cash received       --       (16,215)       --
  Cash received for sale of Venture Resources, Inc., net of cash transferred         1,143
  Other                                                                               --           (63)         (8)
                                                                                  --------    --------    --------
         NET CASH USED IN INVESTING ACTIVITIES                                      (4,779)    (15,436)       (588)
                                                                                  --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt and note payable                                      4,300      15,215        --
  Payments on long term debt and note payable                                      (15,615)       --          --
  Loan acquisition costs                                                              --          (127)       --
  Proceeds from sale of treasury stock                                                --            38        --
  Purchase of treasury stock                                                          --            (6)       --
  Proceeds from equity offering, net                                                10,621        --          --
  Dividends paid                                                                      --          --          (202)
                                                                                  --------    --------    --------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (694)     15,120        (202)
                                                                                  --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (91)        507         (11)
  Cash and cash equivalents at beginning of year                                       562          55          66
                                                                                  --------    --------    --------
  Cash and cash equivalents at end of year                                        $    471    $    562    $     55
                                                                                  ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Taxes                                                                        $    363    $     (5)   $   (271)
     Interest                                                                     $  1,210    $   --      $   --

     During 1996, the Company exchanged 195,000 shares of common stock with a value of $326,000 for properties and property acquisition services.

 The accompanying notes to consolidated financial statements of Southern Mineral
     Corporation and subsidiaries are an integral part of these statements.

                         SOUTHERN MINERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



GENERAL BUSINESS - Southern Mineral Corporation, a Nevada corporation, with its subsidiaries (the "Company"), is an independent oil and gas company headquartered in Houston, Texas. The Company is engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast, the Mid-continent and in Canada, with a primary focus on the Gulf Coast Basin, both onshore and offshore. The Company owns interests in more than 1,900 oil and gas properties in those three regions. The Company's business strategy is to increase reserves and shareholder value through a balanced program of acquisitions, exploitation and controlled risk exploration. In addition to oil and gas leasehold interests, the Company owns fee interests in the oil and gas under some 665,148 gross surface acres (comprising some 346,760 net mineral acres) in Mississippi, Texas and New Mexico. The Company has no current development or other plans with respect to these fee interests other than leasing them to third parties for exploration and development.


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Southern Mineral Corporation and its subsidiaries, all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated. The Company accounts for its investment in oil and gas partnerships, joint ventures and other less than wholly-owned working interests using the proportional consolidation method.

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

OIL AND GAS PROPERTIES HELD FOR SALE - The costs of non-producing exploratory properties held for sale, including lease bonuses and other acquisition costs, are capitalized. Geological, geophysical, and other exploration costs of non-producing properties are capitalized to the extent such costs are reimbursed upon sale of the property, determined by management based on the attributes of each property. Otherwise, such costs, if any, are expensed. For those properties in which the Company sells a portion of its interest, the cost of such properties, net of reimbursements, are removed from this account and are included in property and equipment.

Producing oil and gas properties, which have been identified for sale, are carried at the lower of cost or estimated market. The 1994 valuation reduction is primarily the result of write downs of producing properties that management identified for sale.

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)






Properties held for sale and other assets at December 31, 1995, include ten non-contiguous pipeline and gathering systems, which are not part of the Company's core business operations. The carrying value of these assets was $675,000.

INCOME TAXES - The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. (See Note 4.) The Company deducts intangible development costs as incurred and deducts statutory depletion (percentage depletion) when it exceeds cost depletion for federal income tax purposes.

CASH EQUIVALENTS - Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NOS. 121 AND 123 - Effective January 1, 1996, the Company adopted SFAS No. 121 Accounting for Impairment of Long-Lived Assets to be Disposed Of. This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount for the asset to its estimated fair value. The effect of the adoption of SFAS 121 was not material to the Company.

During 1996, the Company chose to continue the use of APB No. 25 and related Interpretations in accounting for stock-based compensation. As required by SFAS No. 123 Accounting for Stock-Based Compensation, the Company has disclosed in pro-forma presentation the effects on earnings of calculating the fair value of a stock option using the method prescribed in SFAS No. 123.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. Outstanding options and warrants are included where they have a dilutive effect. The share amounts used to compute earnings (loss) per share were 7,214,585, 5,701,400 and 4,161,600 for the years 1996, 1995 and 1994, respectively. The weighted average number of common shares outstanding on a fully diluted basis were 7,336,480, 5,701,400 and 4,161,600 for the years 1996, 1995 and 1994 respectively.

RECLASSIFICATIONS - Certain amounts in prior financial statements have been reclassified to conform to the 1996 financial statement presentation.

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 2 ACQUISITIONS

On August 30, 1996, the Company acquired the limited partner interest in SMC Development, L.P., a Texas limited partnership, for $3,000,000. Upon the acquisition of the limited partner's interest, the partnership was dissolved, resulting in the Company obtaining a direct working interest in sixteen oil and gas properties with proved reserves estimated to be 4.2 billion cubic feet of gas and 149,000 barrels of liquids. The acquisition was financed from proceeds under the Company's bank revolving line of credit.

On December 20, 1995, the Company completed the acquisition of certain oil and gas assets of Stone & Webster Oil Company, Inc., and the outstanding capital stock of Spruce Hills Production Company, Inc., San Salvador Development Company, Inc., and Venture Resources, Inc., which are engaged primarily in oil and gas exploration and production. The total cost of the acquisition was approximately $16,400,000. The acquisition was financed by bank borrowings of $15,215,000 and internally generated working capital of $1,209,000.


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

The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1995.


                                                          TWELVE MONTHS ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1996                      1995
                                                          -------                  -------
                                                         (000's omitted, except per share data)

Revenues                                                   $12,000                  $ 9,139
Net income (loss)                                            2,305                   (1,088)
Net income (loss) per share                                $   .32                  $  (.19)

These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1995 or 1996, respectively. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property, plant and equipment.

NOTE 3  LONG TERM DEBT AND NOTE PAYABLE BANK

On December 17, 1996, the Company entered into a revised credit facility consisting of a secured reducing revolving line of credit with an initial borrowing base of $18,000,000 ("Revolver Note"). Proceeds advanced under the Revolver Note were used to retire an existing Term Note of $4,000,000, which was increased from $3,500,000, on December 17, 1996. The borrowing base of the Revolver Note reduces by $300,000 per month commencing January 1, 1997, and is reviewed by the bank semi-annually until maturity on June 1, 1998. Under the terms of the Revolver Note, the borrowing base is redetermined semi-annually by the lending bank based upon its calculation of changes in the underlying reserve values securing the credit facility. As of December 31, 1996, the Company had borrowed $3,900,000 under the Revolver Note leaving an unfunded commitment of $14,100,000. The Revolver Note bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus two and one-quarter percent. The credit facility contains certain covenants relating to the Company's financial condition and is secured by substantially all the assets of the Company. The Revolver Note has no payments due in 1997 and the outstanding balance is due in 1998.

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Long-term debt consisted of the following at December 31, 1996 and 1995 (in thousands)




                                                                                  1996         1995
                                                                              ------------------------

Revolving Note                                                                $    3,900   $   11,715
Less: current maturities                                                           ---          1,795
                                                                              ----------   ----------
Long-term debt                                                                $    3,900   $    9,920
                                                                              ==========   ==========


NOTE 4  FEDERAL AND STATE INCOME TAXES

Differences between the effective tax rate and the statutory federal rate are as follows:

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                             1996           1995             1994
                                                                           --------        --------         -------
Statutory rate for benefit                                                    34.0%          (34.0%)        (34.0%)
Valuation allowance                                                          (13.1)           33.6            18.7
Foreign taxes, net of federal benefit                                          7.6         -------          ------
State taxes, net of federal benefit                                            0.7             4.5              .1
Percentage depletion                                                          (8.1)            ---          ------
Other                                                                           .7             2.9              .1
                                                                           -------         -------          ------
Effective tax rate                                                            21.8%            7.0%         (15.1%)
                                                                           =======         =======          ======



Deferred taxes at December 31, consist of the following:

Deferred tax assets:                                                           1996              1995
                                                                            -----------      ------------
  Net operating loss carry forward                                          $       ---      $   779,000
  Alternative minimum tax credits                                                92,000           96,000
  Other                                                                          10,000              ---
  Statutory depletion carry forward                                             159,000          110,000
                                                                            -----------      -----------
                                                                                261,000          985,000
Valuation allowance                                                                 ---         (405,000)
                                                                            -----------      -----------
                                                                                261,000          580,000
Deferred tax liabilities:
  Oil and gas properties                                                        572,000          580,000
  Oil and gas properties - Canadian taxes                                       858,000          606,000
                                                                            -----------      -----------
                                                                              1,430,000        1,186,000
                                                                            -----------      -----------
                                                                            $(1,169,000)     $  (606,000)
                                                                            ===========      ===========

For the year ended December 31, 1995, the income tax benefit was limited by the Company's inability to recognize all of the tax benefits of its net operating loss and future deductible temporary differences in the calculation of its tax expense under SFAS No. 109. For federal tax purposes, the Company had a net operating loss carryforward of approximately $2,293,000 for the year ended
1995, which was utilized in 1996. The Company also has an alternative minimum tax credit carryforward of approximately $92,000 and statutory depletion carry forward of $468,000 at December 31, 1996. The valuation allowance was eliminated during 1996, due to the current earnings of the Company.

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 5  RELATED PARTY TRANSACTIONS

In September, 1995, the Company entered into a joint venture, Southern Links Group Joint Venture ("Southern Links"), to acquire, develop and market exploration prospects. The Company's joint venture partner is The Links Group, Inc. ("Links"), a company that is controlled by Robert Hillery, a director of the Company. The Company has agreed to fund third party costs of Southern Links. Any proceeds from the sale of prospects or oil and gas from such prospects is distributed 100% to the Company until it receives an amount equal to the return of its invested capital, after which time all such proceeds and property interests, if any, are to be distributed 75% to the Company and 25% to Links.

NOTE 6  MAJOR CUSTOMERS

The Company is principally engaged in a single industry segment, the exploration, development, and production of oil and gas reserves in the United States and Canada. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows:

CUSTOMER                                   1996           1995          1994
--------                                --------        ---------     ---------
                                                     (in thousands)

G C Marketing Company                  $  3,212        $    ---        $   ---
Mike Rogers Drilling Company                591             746            651
Ashtola Exploration Company                 ---             208            283


NOTE 7  COMMON STOCK

During 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan") in which certain key employees of the Company may receive stock options, in addition to any other compensation they may receive from the Company. An aggregate of 300,000 shares of the Company's common stock is reserved for issuance upon the exercise of options granted under the 1996 Plan. Under the Plan, the exercise price of the option equals the market price of the Company's stock on the date of grant and an option's maximum term is up to ten years with varying vesting periods.
During 1996, the Company granted 130,000 options under this plan.

During 1996, the Company established the 1996 Stock Purchase Plan, which covers substantially all employees. An aggregate of 300,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the Employee Stock Purchase Plan. Subsequent to 1996, 5,313 options were granted under the Employee Stock Purchase Plan.

During 1995, the Company established the "1995 Non-Employee Director Compensation Plan" in order to compensate non-employee Directors with shares of the Company's common stock in lieu of cash fees. The plan authorizes a total of 100,000 shares of common stock for issuance and provides that for attending a regular or special meeting of the Board of Directors each non-employee Director will be issued 1,000 shares of common stock.

The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                                                                    1996          1995
                                                                -----------     --------
        Net income (loss)                      As reported      $     2,434      $    (137)
                                               Pro Forma              2,401           (137)
         Primary earnings per share            As reported              .34          (0.02)
                                               Pro Forma                .34          (0.02)
         Fully diluted earnings per share      As reported              .33           0.02)
                                               Pro Forma        $       .33      $   (0.02)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1996:

         Expected volatility                                                52% to 74%
         Risk free rate                                                     5.86% to 6.23%
         Expected life of options                                           3 to 71/2years
         Expected dividend yield                                            0%

During 1996, the Company entered into an exploration arrangement with Diasu Oil & Gas Co., Inc. ("Diasu") and Diasu's two principal shareholders. Pursuant to the arrangement, the Company issued the Diasu shareholders 175,000 shares of common stock and warrants to purchase up to 600,000 shares at $2.00 a share for a term of five years.

In connection with the acquisition of Diverse Production Company ("DPC") in 1995, the Company granted options exercisable for 325,000 shares of its common stock at $1.25 a share through April 2000. Each of the individuals that received the options became directors of the Company in connection with the acquisition of DPC.

In consideration for initiating the transactions pursuant to which the Company acquired DPC, the Company granted a director of the Company an option to acquire 43,878 shares of the Company's common stock at $1.00 per share exercisable through April 2000.

In 1994, in connection with the offer and acceptance of employment, the Company's President was granted a non-qualified option to purchase 450,000 shares of the Company's common stock at a price of $1.00 per share. The option is non-assignable, and is exercisable until December, 2004. Payment for the option can be made in cash, common stock of the Company, or a combination thereof.

In consideration for services as financial advisor and placement agent for the private placement in December, 1996, the Company granted Morgan Keegan & Company, Inc. 120,000 warrants of the Company's common stock at $4.50 per share exercisable through December, 2001.

A summary of the Company's stock options and warrants of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                             1996                             1995                         1994
                                        WEIGHTED-AVERAGE                WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                           SHARES       EXERCISE PRICE      SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                           -------------------------------------------------------------------------------------------
Outstanding at
   beginning of year        818,878     $      1.09        450,000      $       1.00         ---        $      ---
Granted                     850,000            2.49        368,878              1.22     450,000              1.00
Exercised                       ---                            ---                           ---
Forfeited                       ---                            ---                           ---
                          ---------                        -------                       -------
Outstanding at
     end of year          1,668,878     $      1.71        818,878      $       1.09     450,000        $     1.00
                          =========                        =======                       =======
Options exercisable
     at end of year       1,548,878                        818,878                       450,000
                          =========                        =======                       =======

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



              The weighted-average fair value of compensatory options granted during 1996 was $1.54 per option.

              The following table summarizes information about options and warrants outstanding at December 31, 1996:

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                            -------------------------------             -----------------------------
                                WEIGHTED-AVERAGE
  RANGE OF          NUMBER        REMAINING          WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE     OUTSTANDING   EXERCISE PRICE
----------------------------------------------------------------------------------------------------
$1.00 to 1.50       828,878       5.91 years       $      1.10          828,878         $    1.10
 2.00 to 3.00       720,000       4.08 years              2.17          600,000              2.00
 3.50 to 4.50       120,000       4.98 years              4.50          120,000              4.50
                  ---------                                           ---------
                  1,668,878                                           1,548,878
                  =========                                           =========

NOTE 8  COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease expiring December 31, 1998. Lease commitments at December 31, 1996, are payable $136,192 in 1997 and $134,184 in 1998. Lease payments in 1996, 1995 and 1994 were
$133,755, $66,212 and $84,747, respectfully.

No material legal proceedings are pending.

The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability has been accrued as of December 31, 1996 and 1995.

NOTE 9  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data of the Company are presented below for the years ended December 31, 1996 and 1995:

                                                                                                         FULLY
                                                     INCOME                            PRIMARY           DILUTED
                                                    (LOSS)              NET            INCOME            INCOME
1996                                                 FROM              INCOME          (LOSS)            (LOSS)
QUARTER                           REVENUES         OPERATIONS          (LOSS)         PER SHARE        PER SHARE
-------                       --------------    -------------     -------------     ------------     -----------
March 31                      $    3,010,000    $   1,006,000     $     825,000     $        .13     $      .12
June 30                            2,819,000        1,386,000           620,000              .09            .09
September 30                       3,031,000        1,051,000           627,000              .09            .08
December 31                        3,373,000          626,000           362,000              .05            .05
                              --------------    -------------     -------------     ------------     ----------
                                  12,233,000        4,069,000         2,434,000              .34            .33
                              ==============    =============     =============     ============     ==========
1995
QUARTER
March 31                             441,000         (132,000)         (101,000)            (.02)          (.02)
June 30                              656,000          (40,000)           (9,000)            (.00)          (.00)
September 30                         590,000           61,000            92,000              .01            .01
December 31                          527,000         (163,000)         (119,000)            (.02)          (.02)
                              --------------    -------------     -------------     ------------     ----------
                              $    2,214,000    $    (274,000)    $    (137,000)    $       (.02)    $     (.02)
                              ==============    =============     =============     ============     ==========

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 10  RETIREMENT BENEFITS

The Company terminated its 401(k) Retirement Plan in 1995, and adopted a Simplified Employee Pension Plan ("SEP"). The SEP allows employees to defer part of their salary. Employer contributions are optional, and the Company will determine annually whether it will contribute and at what level. The maximum amount that can be contributed annually per SEP plan participant from a combination of salary deferrals plus Company optional contributions is $22,500. In 1996, the Company's contribution, totaling $22,554, was 50% of the amount contributed by each of the participants in the plan.

 Prior to October 1, 1995, the Company had a 401(k) retirement plan covering all of its eligible employees. Under the 401(k) plan, subject to certain plan limitations and certain provisions of the Internal Revenue Code, plan participants could contribute up to 15% of their pre-tax compensation. For the years ended December 31, 1994 and 1995, the Company contributed a matching contribution limited to 5% of each plan participant's compensation, except an additional qualified non-elective contribution of 3% of participant's compensation was made for non-key employees. The Company's contributions amounted to $5,000 and $16,000 in 1995 and 1994, respectively.

NOTE 11 GEOGRAPHIC DATA

The Company is an independent oil and gas company engaged in the acquisition, development and exploration of oil and natural gas properties. All earnings before January 1, 1996 were domestic earnings. Information about the Company's operations by geographic area for the year ended December 31, 1996 is as follows (in thousands):



                                                                      U. S.            CANADA            TOTAL
                                                                  -------------     ------------    --------------
YEAR ENDED DECEMBER 31, 1996
Oil & Gas Sales                                                   $       8,136     $       3,644   $       11,780
Gains on sales of properties                                                424                29              453
                                                                  --------------    -------------   --------------
                                                                          8,560             3,673           12,233
Expense:
     Production                                                           1,880               862            2,742
     Exploration                                                            821                44              865
     Depreciation, depletion and amortization                             1,896               979            2,875
     General & administrative                                               802               880            1,682
                                                                  -------------     -------------   --------------
                                                                          5,399             2,765            8,164
                                                                  -------------     -------------   --------------
Interest & other income (expense), net                                       99               187              286
Interest expense                                                         (1,242)                0           (1,242)
                                                                  --------------    -------------   ---------------
Net income before income taxes                                            2,018             1,095            3,113
Income taxes                                                                319               360              679
                                                                  -------------     -------------   --------------
Net income                                                        $       1,699     $         735   $        2,434
                                                                  =============     =============   ==============

IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1996                       $      17,646     $       6,269   $       23,915
Corporate assets-cash and cash equivalents                                                                     471
                                                                                                    --------------
Total assets                                                                                        $       24,386
                                                                                                    ==============

IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1995                       $      14,878     $       6,227   $       21,105
Corporate assets-cash and cash equivalents                                                                     562
                                                                                                    --------------
Total assets                                                                                        $       21,667
                                                                                                    ==============

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 12  OIL AND GAS PRODUCING ACTIVITIES

The Company's capitalized costs of all oil and gas properties and related allowances for depreciation and depletion are as follows at December 31: (in thousands)

                                                                                       1996                 1995
                                                                                    -----------          ----------
Proved properties                                                                   $    24,888         $   20,530
Unproven properties                                                                         525                 15
Less accumulated depreciation
 and depletion                                                                           (5,072)            (2,758)
                                                                                    -----------         ----------
Total                                                                               $    20,341         $   17,787
                                                                                    ===========         ==========

The Company's share of oil and gas revenues produced from its royalty interests was $979,000, $169,000 and $170,000 for the years ended December 31, 1996,
1995, and 1994, respectively.

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows (in thousands):


AS OF DECEMBER 31, 1996                                       UNITED STATES            CANADA             TOTAL
                                                              -------------            ------             -----
Property acquisition costs
  Proved                                                      $      4,595          $        ---        $     4,595
  Unproved                                                             ---                   ---                ---
Exploration costs                                                      373                   ---                373
Development cost                                                       426                   642              1,068
                                                              ------------          ------------        -----------
Total costs incurred                                                 5,394                   642              6,036
                                                              ============          ============        ===========
Property acquisition costs
  Proved                                                            17,785                   ---             17,785
  Unproved                                                             876                   ---                876
Exploration costs                                                      214                   ---                214
Development cost                                                       248                   ---                248
                                                              ------------          ------------        -----------
Total costs incurred                                                19,123                   ---             19,123
                                                              ============          ============        ===========
AS OF DECEMBER 31, 1994
Property acquisition costs
  Proved                                                               ---                   ---                ---
  Unproved                                                             225                   ---                225
Exploration costs                                                      657                   ---                657
Development cost                                                       225                   ---                225
                                                              ------------          ------------        -----------
Total costs incurred                                          $      1,107          $        ---        $     1,107
                                                              ============          ============        ===========

RESERVE QUANTITY INFORMATION (unaudited) -

The following two tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally located onshore in the continental United States and Canada. The information is provided by the Company and audited by independent petroleum engineering firms.

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                                                     U. S.                         CANADA                         TOTAL
                                          ----------------------------   ---------------------------   -------------------------
                                                OIL           GAS             OIL           GAS           OIL              GAS
   PROVED RESERVES                            (BBLS)         (MCF)          (BBLS)         (MCF)         (BBLS)           (MCF)
   ---------------                        -------------   ------------   -------------  ------------   ------------     ---------
   BALANCE, DECEMBER 31, 1993                  474,486      1,238,857             ---            ---       474,486      1,238,857
   Extensions, discoveries and additions        45,834        245,190             ---            ---        45,834        245,190
   Revisions of previous estimates            (213,258)      (397,443)            ---            ---      (213,258)      (397,443)
   Production                                  (78,866)      (300,544)            ---            ---       (78,866)      (300,544)
                                          ------------    -----------     -----------    ------------   ----------    -----------
   BALANCE, DECEMBER 31, 1994                  228,196        786,060             ---            ---       228,196        786,060
   Extensions, discoveries and additions            66          8,449             ---            ---            66          8,449
   Revisions of previous estimates             (24,715)      (145,903)            ---            ---       (24,715)      (145,903)
   Purchases of minerals in place              568,702     20,400,151         868,495      5,786,239     1,437,197     26,186,390
   Production                                  (84,848)      (404,319)            ---            ---       (84,848)      (404,319)
                                          ------------    -----------     -----------    -----------    ----------    -----------
   BALANCE, DECEMBER 31, 1995                  687,401     20,644,438         868,495      5,786,239     1,555,896     26,430,677
   Extensions, discoveries and additions         6,081        479,336          31,351      1,506,458        37,432      1,985,794
   Revisions of previous estimates              33,975       (519,051)        (35,593)       528,330        (1,618)         9,279
   Purchase of minerals in place               109,252      4,590,014             ---            ---       109,252      4,590,014
   Production                                 (120,855)    (2,396,379)       (112,563)      (961,527)     (233,418)    (3,357,906)
                                          ------------    -----------     ----------     -----------    ----------    -----------
   BALANCE, DECEMBER 31, 1996                  715,854     22,798,358         751,690      6,859,500     1,467,544     29,657,858
                                          ============    ===========     ===========    ===========     =========    ===========

   PROVED DEVELOPED RESERVES
   Balance, December 31, 1994                  228,196        786,060             ---            ---       228,196        786,060
   Balance, December 31, 1995                  661,852     20,446,505         868,495      5,786,239     1,530,347     26,232,744
   Balance, December 31, 1996                  608,705     19,361,667         751,690      6,859,500     1,360,395     26,221,167

The Company's estimated proved reserves was revised downward by approximately 41% in 1994, and 14% in 1995. The revisions in 1994 was due primarily to downward revisions in three of the Company's fields, Stateline, Bandera, and Cascade Deep, which accounted for 90% of the revisions and 71% of the Company's total proved reserves. The revisions in Stateline represented 48% of the total revisions, and was due to an increase in the amount of water production in mid-year from 325 barrels of water per day to 1,100 barrels of water per day resulting in a steeper than anticipated decline in the rate of current and projected oil production. The Company's Cascade field, which represented approximately 22% of the revisions, consisted of four wells which had limited production history. The wells commenced production at a high rate, but due to a lack of reservoir energy, the wells begin to produce at a lower than projected rate. The Company's Bandera field, which represented 19% of the revisions, commenced production at high rates, but due to tightness in the producing formation, the rate of production declined at a faster than projected rate. The revisions in 1995 was due primarily to the Company's Stateline field, which represented 62% of the Company's proved reserves and 71% of the downward revisions. The downward revisions in 1995 to Stateline was due to a continuation of an increase in the rate of water production, which led to the downward revisions in 1994.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)-

The information that follows has been developed by the Company pursuant to procedures prescribed by Statement No. 69 of the Financial Accounting Standards Board and utilizes reserve data estimated by independent petroleum engineering firms and by the Company. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

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


AT DECEMBER 31, 1996                                             U.S.         CANADA         TOTAL
                                                              ---------     ----------     -------
Future cash inflows                                           $ 109,510     $  29,283      $ 138,793
Future production and development costs                         (22,340)      (10,569)       (32,909)
Future income taxes                                             (22,719)       (4,869)       (27,588)
                                                              ---------     ---------      ---------
         Future net cash flows                                   64,451        13,845         78,296
10% Annual discount                                             (24,842)       (4,119)       (28,961)
                                                              ---------     ---------      ---------
Standardized measure of discounted
  future net cash flows                                          39,609         9,726         49,335
                                                              =========     =========      =========
AT DECEMBER 31, 1995
Future cash inflows                                              53,075        21,063         74,138
Future production and development costs                         (12,827)       (9,520)       (22,347)
Future income taxes                                              (9,165)       (1,938)       (11,103)
                                                              ---------     ---------      ---------
         Future net cash flows                                   31,083         9,605         40,688
10% Annual discount                                             (13,793)       (2,295)       (16,088)
                                                              ---------     ---------      ---------
Standardized measure of discounted
  future net cash flows                                          17,290         7,310         24,600
                                                              =========     =========      =========
AT DECEMBER 31, 1994
Future cash inflows                                               4,891           ---          4,891
Future production and development costs                          (1,412)          ---         (1,412)
Future income taxes                                                (697)          ---           (697)
                                                              ---------     ---------      ---------
         Future net cash flows                                    2,782           ---          2,782
10% Annual discount                                                (448)          ---           (448)
                                                              ---------     ---------      ---------
Standardized measure of discounted
  future net cash flows                                       $   2,334     $     ---      $   2,334
                                                              =========     =========      =========

The following are the principal sources of change in the standardized measure of discounted future net cash flows: (in thousands)

                                                                  1996         1995           1994
                                                              ---------     ---------      ---------
Standardized measure -- Beginning of year                     $  24,600     $   2,334      $   4,035
Oil and gas sales, net of production costs                       (9,038)       (1,388)        (1,199)
Sales of reserves in place                                         (166)          ---            ---
Purchases of reserves in place                                   13,001        25,346            ---
Net changes in prices, net of production costs                   21,735           (73)           (78)
Extensions and discoveries                                        6,259            14            810
Revisions to previous quantity estimates                         (1,528)         (390)        (1,835)
Net change in income taxes                                      (11,930)       (2,311)           ---
Accretion of discount                                             2,725           284            454
Changes in estimated future development costs                      (786)          230             27
Developmental costs incurred during the period
    that reduced future development costs                           480           ---            ---
Changes in production rates and other                             3,983           554            120
                                                              ---------     ---------      ---------
Standardized measure -- end of year                           $  49,335     $  24,600      $   2,334
                                                              =========     =========      =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEMS 9 THROUGH 12 of this Part III are omitted since the Company expects to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1996 a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. Items 9 through 12 are hereby incorporated by reference herein from such proxy statement. If, for any reason, such proxy statement is not filed within such period, this Form 10-KSB will be appropriately amended.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:


                  2.1 Exchange Agreement by and among Diverse Production Co., The Shareholders of Diverse Production Co., and Southern Mineral Corporation dated March 2, 1995 (incorporated by reference to Exhibit (I) to the Company's annual report on Form 10-K for year ended December 31, 1994).

                  2.2 Purchase and Sale Agreement, dated as of October 31, 1995, by and among Stone & Webster, Incorporated, Stone & Webster Oil Company, Inc. and Southern Mineral Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Registrant dated
                          October 31, 1995).

                  2.3 Purchase and Sale Agreement and Assignment of Partnership Interest, dated August 30, 1996 by and between Torch Energy Finance Fund Limited Partnership I and Southern Mineral Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of the Company dated August 30, 1996).

                  2.4 Agreement Regarding Dissolution of Partnerships, dated August 30, 1996, between Southern Mineral Corporation and Diasu Oil & Gas Co., (incorporated by reference to Exhibit 2.2 to Form 8-K of the Company dated August 30, 1996).

                  3.1 Amended and Restated Articles of Incorporation of the Company, as amended.(incorporated herein by reference to Exhibit 3.1 to Form 8-K of the Company dated May 17, 1996)

                  3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit
                          (a)(3)(b) of Item 14, Part IV of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1989).

                  10.1 Stock Option Agreement made as of December 31, 1994 between Southern Mineral Corporation and Steven H. Mikel (incorporated by reference to Exhibit (h) to the Company's annual report on Form 10-K for year ended December 31, 1994).

                  10.2 Southern Mineral Corporation 1995 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit (k) to annual report on Form 10-K dated December 31, 1994).

                  10.3 Credit Agreement, dated December 20, 1995, between Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc., and Compass Bank-Houston for Reducing Revolver Line of Credit of up to $25,000,000 (incorporated by reference to Exhibit 10.1 to Form 8-K of Registrant dated December 20, 1995).

                  10.4 Promissory Note, dated December 20, 1995, in the original principal amount of $25,000,000 made by Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. in favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.2 to Form 8-K of Registrant dated December 20, 1995).

                  10.5 Credit Agreement, dated December 20, 1995, between Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. and Compass Bank-Houston for Term Loan of $3,500,000 (incorporated by reference to Exhibit 10.3 to Form 8-K of Registrant dated December 20, 1995).

                  10.6 Promissory Note, dated December 20, 1995, in the original principal amount of $3,500,000 made by Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. in favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.4 to Form 8-K of Registrant dated December 20, 1995).

                  10.7 1996 Stock Option Plan (incorporated by reference to to Exhibit 10.10 to Form 10KSB dated December 31,
                          1995).

                  10.8 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Form 10KSB dated December 31, 1995).

                  10.9 Joint Venture Agreement, dated October 1, 1995, between Southern Mineral Corporation and The
                          Links Group, Inc. (incorporated by reference to
                          Exhibit 10.12 to Form 10KSB dated December 31, 1995).

                  10.10 Option Agreement, dated January 5, 1996, between Southern Mineral Corporation and Diasu Oil & Gas Company, Inc. covering the exploration joint venture (incorporated by reference to Exhibit 10.13 to Form 10KSB dated December 31, 1995).

                  10.11 Stock Option Agreement dated April 6, 1995, between Southern Mineral Corporation and Robert R. Hillery (incorporated by reference to Exhibit 10.14 to Form 10KSB dated December 31, 1995).

                  10.12 Subscription Agreement and Assumption of Obligations, dated January 5, 1995, between Southern Mineral Corporation and Gary L. Chitty, and Thomas J McMinn (incorporated by reference to Exhibit 10.15 to Form 10KSB/A-1 dated December 31, 1995).

                  10.13 Amendment to Credit Agreement between Southern Mineral Corporation et al and Compass Bank-Houston dated August 30, 1996 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Company dated August 30, 1996).

                  10.14 Second Amendment to Credit Agreements between the Company and Compass Bank dated December 17, 1996 (filed herewith).

                  11.1 Computation of earnings per common and equivalent share (filed herewith).

                  21.1     Subsidiaries of the Company



                                            Other Name Under Which       Jurisdiction of
Name of Subsidiary                          Subsidiary Conducts Business   Incorporation
------------------                          ---------------------------- -------------------
SMC Production Co.                                   None                      Texas
Spruce Hills Production Company, Inc.                None                      Delaware

                  [S]     [C]

                  23.1 Consent of Independent Certified Public Accountants (filed herewith).

                  23.2 Consent of Netherland, Sewell & Associates, Inc. (filed herewith)

                  23.3 Consent of McDaniel & Associates Consultants, Ltd. (filed herewith)

                  27.1     Financial Data Schedule (filed herewith).

                  99.1 Application and Affidavit Pursuant to Rule 437 under the Securities Act of 1933 regarding impracticability of obtaining written consent of Hedrick and Associates (filed herewith).

         (b)      Report on Form 8-K

                  Form 8-K of the Company dated December 23, 1996 reporting the issuance and sale of 2,500,000 shares of common stock of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      SOUTHERN MINERAL CORPORATION

                                      BY:
                                         ---------------------------------------
                                                Steven H. Mikel
                                          President and Chief Executive Officer

Date: March      , 1997

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                  /s/                                         Director                           March      , 1997
--------------------------------------------                                                           -----
             B. Travis Basham


                  /s/                                         Director                           March      , 1997
--------------------------------------------                                                           -----
             Thomas R. Fuller


                  /s/                                         Director                           March      , 1997
--------------------------------------------                                                           -----
             Robert R. Hillery


                  /s/                                         Director                           March      , 1997
--------------------------------------------                                                           -----
           E. Ralph Hines, Jr.


                  /s/                                         Director and Chairman              March      , 1997
--------------------------------------------                  of the Board of Directors               -----
             Howell H. Howard                                 of the Board of Directors


                  /s/                                         Director, President and Chief      March     , 1997
--------------------------------------------                  Executive Officer                       ----
             Steven H. Mikel


                  /s/                                         Director                           March      , 1997
--------------------------------------------                                                           -----
             James E. Nielson


                  /s/                                         Director                           March      , 1997
--------------------------------------------                                                           -----
             Donald H. Wiese, Jr.


                  /s/                                         Director                           March      , 1997
--------------------------------------------                                                           -----
           Spencer L. Youngblood


                  /s/                                         Vice President-Finance             March      , 1997
--------------------------------------------                  (principal financial and                ------
                                                               accounting officer)
                James H. Price

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   ------------
 2.1     Exchange Agreement by and among Diverse Production Co., The
         Shareholders of Diverse Production Co., and Southern Mineral
         Corporation dated March 2, 1995 (incorporated by reference to Exhibit
         (I) to the Company's annual report on Form 10-K for year ended
         December 31, 1994).

 2.2 Purchase and Sale Agreement, dated as of October 31, 1995, by and among Stone & Webster, Incorporated, Stone & Webster Oil Company, Inc.
         and Southern Mineral Corporation (incorporated by reference to Exhibit
         2.1 to Form 8-K of Registrant dated October 31, 1995).

 2.3 Purchase and Sale Agreement and Assignment of Partnership Interest, dated August 30, 1996 by and between Torch Energy Finance Fund Limited
         Partnership I and Southern Mineral Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of the Company dated August 30,
         1996).

 2.4     Agreement Regarding Dissolution of Partnerships, dated August 30,
         1996, between Southern Mineral Corporation and Diasu Oil & Gas Co.,
         (incorporated by reference to Exhibit 2.2 to Form 8-K of the Company dated August 30, 1996).

 3.1 Amended and Restated Articles of Incorporation of the Company, as amended.(incorporated herein by reference to Exhibit 3.1 to Form 8-K of the Company dated May 17, 1996)

 3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit (a)(3)(b) of Item 14, Part IV of the Company's Annual Report on Form 10-K filed for the year ended December
         31, 1989).

 10.1    Stock Option Agreement made as of December 31, 1994 between Southern
         Mineral Corporation and Steven H. Mikel (incorporated by reference to
         Exhibit (h) to the Company's annual report on Form 10-K for year ended
         December 31, 1994).

 10.2    Southern Mineral Corporation 1995 Non-Employee Director Compensation
         Plan (incorporated by reference to Exhibit (k) to annual report on Form 10-K dated December 31, 1994).

 10.3    Credit Agreement, dated December 20, 1995, between Southern Mineral
         Corporation, SMC Production Co., San Salvador Development Company,
         Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas
         Pipeline Company, Spruce Hills Production Company, Inc., and Compass
         Bank-Houston for Reducing Revolver Line of Credit of up to $25,000,000
         (incorporated by reference to Exhibit 10.1 to Form 8-K of Registrant dated December 20, 1995).


  10.4 Promissory Note, dated December 20, 1995, in the original principal amount of $25,000,000 made by Southern Mineral Corporation, SMC
          Production Co., San Salvador Development Company, Inc., Venture
          Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company,
          Spruce Hills Production Company, Inc. in favor of Compass
          Bank-Houston (incorporated by reference to Exhibit 10.2 to Form 8-K of Registrant dated December 20, 1995).

  10.5    Credit Agreement, dated December 20, 1995, between Southern Mineral
          Corporation, SMC Production Co., San Salvador Development Company,
          Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas
          Pipeline Company, Spruce Hills Production Company, Inc. and Compass
          Bank-Houston for Term Loan of $3,500,000 (incorporated by reference to Exhibit 10.3 to Form 8-K of Registrant dated December 20, 1995).

  10.6 Promissory Note, dated December 20, 1995, in the original principal amount of $3,500,000 made by Southern Mineral Corporation, SMC
          Production Co., San Salvador Development Company, Inc., Venture
          Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company,
          Spruce Hills Production Company, Inc. in favor of Compass
          Bank-Houston (incorporated by reference to Exhibit 10.4 to Form 8-K of Registrant dated December 20, 1995).

  10.7    1996 Stock Option Plan (incorporated by reference to Exhibit 10.10 to
          Form 10KSB dated December 31, 1995).

  10.8    1996 Employee Stock Purchase Plan (incorporated by reference to
          Exhibit 10.11 to Form 10KSB dated December 31, 1995).

  10.9    Joint Venture Agreement, dated October 1, 1995, between Southern
          Mineral Corporation and The Links Group, Inc. (incorporated by reference to Exhibit 10.12 to Form 10KSB dated December 31, 1995).

  10.10   Option Agreement, dated January 5, 1996, between Southern Mineral
          Corporation and Diasu Oil & Gas Company, Inc. covering the exploration joint venture (incorporated by reference to Exhibit 10.13 to Form 10KSB dated December 31, 1995).

  10.11   Stock Option Agreement dated April 6, 1995, between Southern Mineral
          Corporation and Robert R. Hillery (incorporated by reference to
          Exhibit 10.14 to Form 10KSB dated December 31, 1995).

  10.12   Subscription Agreement and Assumption of Obligations, dated January
          5, 1995, between Southern Mineral Corporation and Gary L. Chitty, and
          Thomas J McMinn (incorporated by reference to Exhibit 10.15 to Form
          10KSB/A-1 dated December 31, 1995).

  10.13 Amendment to Credit Agreement between Southern Mineral Corporation et al and Compass Bank-Houston dated August 30, 1996 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Company dated August 30,
          1996).

  10.14   Second Amendment to Credit Agreements between the Company and Compass
          Bank dated December 17, 1996 (filed herewith).

  11.1 Computation of earnings per common and equivalent share (filed herewith).

  21.1    Subsidiaries of the Company

Name of Subsidiary          Subsidiary Conducts Business      Incorporation
------------------          ----------------------------   -------------------
SMC Production Co.                     None                      Texas
Spruce Hills Production
  Company, Inc.                        None                      Delaware

23.1     Consent of Independent Certified Public Accountants (filed herewith).

23.2     Consent of Netherland, Sewell & Associates, Inc. (filed herewith)

23.3     Consent of McDaniel & Associates Consultants, Ltd. (filed herewith)

27.1     Financial Data Schedule (filed herewith).

99.1     Application and Affidavit Pursuant to Rule 437 under the Securities
         Act of 1933 regarding impracticability of obtaining written consent of Hedrick and Associates (filed herewith).