Form 10QSB
period 1997-03-31
SOUTHERN MINERAL CORP
filed 1997-05-15
CIK 92223

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________

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

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: As of May 13, 1997, there were 9,107,832 shares of the Issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):

                                    Yes       No   X
                                         ---      ---

===============================================================================

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS

===============================================================================



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS:

       Consolidated Balance Sheet as of March 31, 1997 .....    3
       Consolidated Statement of Operations for the
             three months ended March 31, 1997 and 1996 ....    4
       Consolidated Statement of Cash Flows for the
             three months ended March 31, 1997 and 1996 ....    5
       Notes to Consolidated Financial Statements ..........    6

Item 2. Management's Discussion and Analysis

       Financial Condition and Results of Operations .......    7
       Liquidity and Capital Resources .....................    8

PART II. OTHER INFORMATION .................................   10

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (000's omitted)


                                                                               March 31,     December 31,
                                                                                 1997            1996
                                                                             ------------    ------------
                                                                              (unaudited)
ASSETS
CURRENT ASSETS
  Cash ...................................................................   $        234    $        471
  Receivables & other ....................................................          2,848           2,447
                                                                             ------------    ------------
       Total current assets ..............................................          3,082           2,918
PROPERTY AND EQUIPMENT, AT COST
    USING THE SUCCESSFUL EFFORTS METHOD
    FOR OIL AND GAS ACTIVITIES
  Property, plant and equipment ..........................................         26,253          25,831
  Accumulated depreciation, depletion and amortization ...................         (5,896)         (5,232)
                                                                             ------------    ------------
                                                                                   20,357          20,599
  PROPERTIES HELD FOR SALE & OTHER .......................................          2,246             869
                                                                             ------------    ------------
       Total assets ......................................................   $     25,685    $     24,386
                                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued liabilities .................................   $      1,731    $        683
  Note payable ...........................................................          1,099               0
                                                                             ------------    ------------
       Total current liabilities .........................................          2,830             683
LONG TERM DEBT ...........................................................          2,000           3,900
DEFERRED INCOME TAXES ....................................................          1,146           1,169
SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized 20,000,000 shares at
     March 31, 1997, and December 31, 1996, respectively; issued 9,100,832
     and 9,088,519 shares at March 31, 1997, and December 31,1996 ........             91              91
  Additional paid-in capital .............................................         13,994          14,030
  Retained earnings ......................................................          5,676           4,565
                                                                             ------------    ------------
                                                                                   19,761          18,686
  Less: Treasury stock ...................................................            (52)            (52)
                                                                             ------------    ------------
     Total shareholders' equity ..........................................         19,709          18,634
                                                                             ------------    ------------
     Total liabilities and shareholders' equity ..........................   $     25,685    $     24,386
                                                                             ============    ============


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 --------------------------
                                                    1997            1996
                                                 -----------    -----------
                                                      (000's omitted)
REVENUES
  Oil and gas ................................   $     3,832    $     2,325
  Gas marketing ..............................             0            281
  Gain on sale ...............................           185            324
                                                 -----------    -----------
                                                       4,017          2,930

EXPENSES
  Production .................................           801            540
  Exploration ................................           283             29
  Gas purchase expense .......................             0            183
  Depreciation, depletion and amortization ...           691            569
  General & administrative ...................           622            385
                                                 -----------    -----------
                                                       2,397          1,706
                                                 -----------    -----------

Income from operations .......................         1,620          1,224
Other income, expenses and deductions
   Interest and other income .................            14             40
   Interest and debt expense .................           (65)          (327)
                                                 -----------    -----------
Income before income taxes ...................         1,569            937
Provision for federal & state income taxes
  Current provision ..........................           481            112
  Deferred provision .........................           (23)             0
                                                 -----------    -----------
                                                         458            112
                                                 -----------    -----------

Net income ...................................   $     1,111    $       825
                                                 ===========    ===========

Income per share .............................   $      0.12    $      0.13
                                                 ===========    ===========

Weighted average shares outstanding ..........     9,004,826      6,449,072
                                                 -----------    -----------


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)




                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                               ------------------
                                                                1997       1996
                                                               -------    -------
                                                                 (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................   $ 1,111    $   825
   Adjustments to net income, net of the effects
     of disposition in 1996  ...............................     2,547       (653)
                                                               -------    -------
   Net cash provided by operating activities ...............     3,658        172
                                                               -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of properties .......................       215         72
   Capital expenditures ....................................    (2,125)      (122)
   Net cash received on disposition of assets ..............         0      1,143
                                                               -------    -------
   Net cash (used in)  provided by investing activities ....    (1,910)     1,093
                                                               -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long term debt ..............................    (1,900)    (1,715)
   Fees paid to facilitate equity offering .................       (85)         0
                                                               -------    -------
   Net cash used in financing activities ...................    (1,985)    (1,715)
                                                               -------    -------

Net decrease in cash .......................................      (237)      (450)

Cash at beginning of period ................................       471        562
                                                               -------    -------

Cash at end of period ......................................   $   234    $   112
                                                               =======    =======


Supplemental Disclosure of Cash Flow Information.

During 1996 the Company exchanged 175,000 shares of common stock with a value of $241 ,000 for properties.

Cash paid for interest                                              92        328
Cash paid for taxes                                                 27        112


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10- KSB for the year ended December 31, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996 and statements of cash flows for the three months then ended have been included.


NOTE 2 - ACQUISITIONS

On August 30, 1996, the Company acquired for $3,000,000 the limited partnership interest in SMC Development, L.P., which then was dissolved. The Company previously owned a 7% general partnership interest in the partnership. The partnership assets consisted of proved undeveloped oil and gas properties, with most of the value related to the proved undeveloped properties that were drilled in 1996. The acquisition was financed through an increase in the Company's Revolving Bank Note of $1,600,000 and from internally generated working capital.

The following summarizes pro forma (unaudited) information and assumes the acquisition had occurred on January 1, 1996.

                                           Three Months Ended March 31, 1996
                                           ---------------------------------
                                         (000's omitted, except per share data)
Revenues                                                $2,948
Net Income                                                 769
Net Income per share                                    $  .12

These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of 1996. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property.

The Company acquired 3-D seismic in January of 1997 for $1,394,000 payable in 14 monthly payments commencing January 31, 1997 of 105,000 per month, with an imputed interest rate of 10% per annum. The note balance at March 31, 1997 was $1,099,000 and the purchase is included in properties held for sale as of March 31, 1997.

                          SOUTHERN MINERAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Period Ended March  31, 1997
As Compared to the Period Ended March  31, 1996

Oil and gas revenues for the quarter ended March 31, 1997 were $3,832,000, up 65% compared to oil and gas revenues for the same period in 1996 of $2,325,000. The increase in revenues reflects higher production volumes of natural gas and higher commodity prices for both natural gas and crude oil. Higher production volumes were primarily due to the acquisition of the limited partnership interest in SMC Development, L.P. ("SMD") in August 1996.

Natural gas production in the first quarter of 1997 was 893 Mmcf, a 21% increase compared to 1996 production of 738 Mmcf. The Company's crude oil production in the first quarter of 1997 decreased 9% to 48,958 barrels compared to 53,995 barrels in 1996.

The average natural gas price in the first quarter of 1997 increased 64% to $2.88 per Mcf compared to $1.76 per Mcf in the same period of 1996. Crude oil prices increased 34% in the first quarter 1997 to $21.76 compared to $16.27 per barrel in the same period of 1996.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities resulted in gains on sales of assets of $185,000 in the first quarter of 1997 and $324,000 in the same period of 1996. The gain on sale in 1996 was primarily the result of the sale of Venture Resources, Inc. for $1,143,000, which was a non-core asset acquired as part of the Company's acquisition of certain oil and gas assets from Stone & Webster, Inc. in December 1995. The gain on sale in 1997 was primarily the result of the sale of an oil and gas prospect located in the state waters offshore Texas.

Production costs, including production and ad valorem taxes, increased in the first quarter of 1997 to $801,000, up 48% from $540,000 in the same period of 1996, primarily due to the SMD acquisition. On a cost per Mcfe basis, production costs for 1997 increased to $0.66 per Mcfe, or 32% from $0.50 per Mcfe in 1996.

General and administrative expenses increased as a result of the SMD acquisition and expanded operations to facilitate future growth to $622,000 in the first quarter of 1997, up 62% from $385,000 in 1996. On a cost per Mcfe basis, general and administrative expenses increased in 1997 to $0.51 per Mcfe, or 42% from $0.36 Mcfe in 1996.

Exploration, dry hole and lease impairment expenses increased in the first quarter of 1997 to $283,000 compared to $29,000 in the same period of 1996, which was due primarily to a dry hole drilled in Lavaca County, Texas in the first quarter of 1997. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

Depreciation, depletion and amortization ("DD&A") expense for the first quarter of 1997 increased to $691,000, up 21% from $569,000 in 1996, primarily due to the SMD acquisition. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased per Mcfe in the first quarter of 1997 to $0.57 per Mcfe, up 8% from $0.53 per Mcfe in 1996.

Interest and debt expense decreased in the first quarter of 1997 to $65,000, down 80% compared to $327,000 in 1996. The decline resulted from a reduction in bank debt which was reduced from the net proceeds of approximately $10,600,000 from the Company's private placement of 2,500,000 shares of it's common stock in December 1996.

Tax expense in 1997 and 1996 was $458,000 and $112,000, respectively, with the increase related to higher 1997 net income before taxes and a net operating loss carryforward in the 1996 quarter which was fully utilized prior to the first quarter of 1997.

The Company reported earnings in 1997 of $1,111,000 or $0.12 per share compared to earnings of $825,000 or $0.13 per share in 1996. The number of shares outstanding increased by 2,500,000 in December of 1996 as a result of the private placement of common stock.

Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.) Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
FOR THE PERIOD ENDED MARCH 31, 1997

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and sales of non-strategic assets and oil and gas properties. Total available liquidity at March 31, 1997, and 1996 was $15,334,000 and $2,133,000, respectively.

The Company's cash flows provided by operating activities for the quarter ended March 31, 1997 and 1996 were $3,658,000 and $172,000, respectively. Additional cash of $215,000 and $1,215,000 was realized in the first quarter of 1997 and 1996, respectively from property sales of non-strategic assets.

As of March 31, 1997, the borrowing base under the credit facility was $17,100,000, with outstanding borrowings thereunder of $2,000,000, leaving $15,100,000 available to borrow.

The credit facility borrowing base reduces $300,000 per month, and is reviewed by the bank semi-annually until maturity on June 1, 1998. The obligations under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The credit facility contains certain covenants relating to the financial condition of the Company. The credit facility bears interest at the Company's option, of either prime rate floating, or at the LIBOR rate plus two and one-quarter percent. On December 23, 1996, the Company sold in a private placement, 2,500,000 shares of common stock at $4.50 per share resulting in proceeds of $10,600,000 after related cash expenses. The proceeds of the offering were used to retire bank debt under the Company's credit facility.

Capital spending in the first quarter of 1997 totaled $2,125,000, and was primarily funded from a note payable of $1,394,000 and from cash flow generated from operations. The Company's capital spending budget for 1997 is expected to be approximately $6,000,000 to $8,000,000, consisting of both exploration and development drilling, with primary emphasis being the U.S. Gulf Coast region. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the initial capital expenditure budget.

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

The Company's debt to total capitalization ratio was 9% at March 31, 1997, as compared to 60% at March 31, 1996. The Company's interest coverage ratio (calculated as net income plus depreciation, depletion and amortization, deferred income taxes, and exploration expenses divided by cash expenditures for interest) was 32 to 1 for the first quarter of 1997.

The Company did not declare dividends in fiscal 1996, 1995 or 1994. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

               11.1 Computation of earnings per common and equivalent share (filed herewith)

               27.1  Financial Data Schedule

          (b)  REPORT ON FORM 8-K:

               Form 8-K of the Company, dated April 10, 1997, reporting the change in the Company's certifying accountants from Grant Thorton, LLP to Peat Marwick LLP.

               Form 8-K of the Company, dated April 16, 1997, updating the December 31, 1996 pro forma financial information contained in the Company's Form 8-K dated August 30, 1996, as amended.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SOUTHERN MINERAL CORPORATION


Date: May 14 , 1997                    By       /s/ JAMES H. PRICE
                                           ----------------------------------
                                                    James H. Price
                                                 Vice President-Finance

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 11.1          Computation of earnings per common and equivalent share
               (filed herewith)

 27.1          Financial Data Schedule