Form 10QSB
period 1997-06-30
SOUTHERN MINERAL CORP
filed 1997-08-14
CIK 92223

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                                           ----------   ----------

                         COMMISSION FILE NUMBER: 0-8043

                          SOUTHERN MINERAL CORPORATION
       (Exact Name of Small Business Issuer as Specified In Its Charter)

             NEVADA                                        36-2068676
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

      500 DALLAS, SUITE 2800                               77002-4708
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 14, 1997, there were 9,110,413 shares of the Issuer's common stock outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes    No X
                                    ---   ---

===============================================================================

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS

-------------------------------------------------------------------------------




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         CONSOLIDATED FINANCIAL STATEMENTS:
             Condensed Consolidated Balance Sheet as of June 30, 1997 and December 31,1996............3
             Condensed Consolidated Statement of Operations for the
                 three and six months ended June 30, 1997 and 1996....................................4
             Condensed Consolidated Statement of Cash Flows for the
                 six months ended June 30, 1997 and 1996..............................................5
             Notes to Consolidated Financial Statements...............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition and Results of Operations................................................8
         Liquidity and Capital Resources.............................................................10

PART II. OTHER INFORMATION...........................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.........................................12

Item 6.  Exhibits and Reports on Form 8-K............................................................12

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (thousands omitted)





                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      1997        1996
                                                                                 -----------   ------------
                                                                                 (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                             $    168      $    471
  Receivables and other                                                               3,679         2,447
                                                                                   --------      --------
       Total current assets                                                           3,847         2,918
PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
    EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
  Property, plant and equipment                                                      43,901        25,831
  Accumulated depreciation, depletion and amortization                               (6,662)       (5,232)
                                                                                   --------      --------
                                                                                     37,239        20,599
  PROPERTIES HELD FOR SALE AND OTHER                                                  2,616           869
                                                                                   --------      --------
       Total assets                                                                $ 43,702      $ 24,386
                                                                                   ========      ========




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                         $  1,659      $    683
  Notes payable                                                                         809             0
                                                                                   --------      --------
       Total current liabilities                                                      2,468           683
   Long term debt                                                                    19,200         3,900
DEFERRED INCOME TAXES                                                                 1,788         1,169
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized 20,000,000 shares at June 30, 1997, and December 31, 1996, respectively; issued 9,108,832
     and 9,088,519 shares at June 30, 1997 and December 31, 1996                         91            91
  Additional paid-in capital                                                         14,025        14,030
  Retained earnings                                                                   6,182         4,565
                                                                                   --------      --------
                                                                                     20,298        18,686
  Less: Treasury stock                                                                  (52)          (52)
                                                                                   --------      --------
     Total stockholders' equity                                                      20,246        18,634
                                                                                   --------      --------
 Total liabilities and stockholders' equity                                        $ 43,702      $ 24,386
                                                                                   ========      ========






        The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

            (thousands omitted, except share and per share amounts)





                                               Three Months Ended                Six Months Ended
                                                     June 30,                        June 30,
                                           ----------------------------      ----------------------------
                                               1997             1996             1997           1996
                                           -----------      -----------      -----------      -----------
                                                    (unaudited)                        (unaudited)
Revenue
  Oil and gas                              $     2,888      $     2,827      $     6,720      $     5,433
  Gain on sale                                     359               72              544              396
                                           -----------      -----------      -----------      -----------
                                                 3,247            2,899            7,264            5,829

Expenses
  Production                                       810              627            1,611            1,350
  Exploration                                        0               54              283               83
  Depreciation, depletion and amortization         801              612            1,492            1,181
  General and administrative                       512              438            1,134              823
                                           -----------      -----------      -----------      -----------
                                                 2,123            1,731            4,520            3,437
                                           -----------      -----------      -----------      -----------
Income from operations                           1,124            1,168            2,744            2,392
Other income, expenses and deductions
  Interest and other income                        108              153              122              193
  Interest and debt expense                       (174)            (292)            (239)            (619)
                                           -----------      -----------      -----------      -----------
Income before income taxes                       1,058            1,029            2,627            1,966
Provision for federal and state income
  Current provision                               (143)             241              338              353
  Deferred provision                               650              168              627              168
                                           -----------      -----------      -----------      -----------
                                                   507              409              965              521
                                           -----------      -----------      -----------      -----------

Net income                                 $       551      $       620      $     1,662      $     1,445
                                           ===========      ===========      ===========      ===========


Primary net income per share               $      0.05      $      0.09      $      0.16      $      0.21
                                           ===========      ===========      ===========      ===========

Weighted primary average shares
  outstanding                               10,040,525        7,104,267       10,112,804        6,846,202








         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (thousands omitted)




                                                              Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             1997          1996
                                                           --------      -------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $  1,662      $ 1,445
   Adjustments to net income, net of the effects
     of disposition in 1996                                   2,462           28
                                                           --------      -------
   Net cash provided by operating activities                  4,124        1,473
                                                           --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of properties                          1,038          183
   Capital expenditures                                     (20,691)        (846)
   Net cash received on disposition of assets                     0        1,143
                                                           --------      -------
   Net cash (used in) provided by investing activities      (19,653)         480
                                                           --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long term debt                                (1,900)      (2,315)
   Proceeds from  long term debt                             17,200            0
   Proceeds from issuance of common stock                       (74)           0
                                                           --------      -------
   Net cash provided by (used in) financing activities       15,226       (2,315)
                                                           --------      -------
Net decrease in cash                                           (303)        (362)

Cash at beginning of period                                     471          562
                                                           --------      -------
Cash at end of period                                      $    168      $   200
                                                           ========      =======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION.

During 1996 the Company exchanged 175,000 shares of common stock with a value of $241,000 for properties.

Cash paid for interest                                     $    221      $   553

Cash paid for taxes                                        $    411      $   317




        The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997, and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996 and statements of cash flows for the six months then ended have been included.

Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - ACQUISITIONS

On May 20, 1997, the Company purchased from Mario Garcia and Dolores E. Garcia, the outstanding capital stock of BEC Energy, Inc. ("BEC"). The purchase price was $10,640,000. BEC's assets consist of a working interest in fourteen oil and gas wells located in the Big Escambia Creek Field in Escambia County, Alabama. The Company financed the acquisition with a $10,600,000 advance under the Company's credit facility with Compass Bank-Houston.

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

In addition, the Company has acquired other interest, including a 10% interest in a concession in the Santa Elena Peninsula in Ecuador for approximately $2,400,000, none of which would have had a material effect on the historical results of the Company.

The following summarizes pro forma (unaudited) information and assumes the acquisitions of BEC and SMD had occurred on January 1, 1996, and assumes the acquisition of BEC had occurred on January 1, 1997.

                                         Six Months Ended June 30,
                                         -------------------------
                                  (000's omitted, except per share data)
                                             1997          1996
                                             ----          ----
Revenues                                  $  8,026       $ 6,568
Net Income                                   1,549         1,506
Net Income per share                      $    .17       $   .23

These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1996 and 1997. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property.

NOTE 3 - NOTE PAYABLE

The Company acquired 3-D seismic in January of 1997 for $1,394,000 payable in 14 monthly payments commencing January 31, 1997 of $105,000 per month, with an imputed interest rate of 10% per annum. The note balance at June 30, 1997 is $809,200 and the purchase is included in properties held for sale as of June 30, 1997.

                          SOUTHERN MINERAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended June  30, 1997
As Compared to the Quarter Ended June  30, 1996

Oil and gas revenues for the quarter ended June 30,1997, are $2,888,000, compared to oil and gas revenues for the same period in 1996 of $2,827,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, which were partially offset by lower commodity prices for both natural gas and crude oil. Higher production volumes are primarily due to the acquisition of BEC Energy, Inc., acquired on May 20, 1997, and the acquisition of a working interest in the A. Philyaw 8-1 #1 on April 7, 1997. The Company also acquired a 10% interest in the Santa Elana Concession located in the Santa Elana Peninsula in Ecuador for approximately $2,400,000.

Natural gas production for the three months ended June 30, 1997 is 908 Mmcf, a 13% increase as compared to production for the same period in 1996 of 806 Mmcf. The Company's crude oil production for the three months ended June 30, 1997 increased 19% to 69,784 barrels as compared to 58,553 barrels for the same period in 1996.

The average natural gas price in 1997 decreased 19% to $1.62 per Mcf compared to $1.99 per Mcf in 1996. Crude oil prices decreased 4% in 1997 to $18.67 per barrel, compared to $19.35 per barrel in 1996.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities have resulted in gains on sale of assets of $359,000 in 1997 and $72,000 in 1996. The gain on sale of assets in 1997 was primarily the result of the sale of non-strategic oil and gas interests in Canada, which the Company has agreed to sell for approximately $360,000.

Production costs, including production and ad valorem taxes, increased in 1997 to $810,000, up 29% from $627,000 in 1996, primarily due to the above mentioned acquisitions. On a cost per Mcfe basis, production costs for 1997 increased to $0.61 per Mcfe, or 13% from $0.54 per Mcfe in 1996.

General and administrative expenses increased to $512,000 in 1997, up 17% from $438,000 in 1996. On a cost per Mcfe basis, general and administrative expenses increased to $0.39 per Mcfe from $0.38 Mcfe in 1996.

Depreciation, depletion and amortization ("DD&A") expense for 1997 increased to $801,000, up 31% from $612,000 in 1996, which was due primarily to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in 1997 to $0.60 per Mcfe, up 13% from $0.53 per Mcfe in 1996.

Interest and debt expense in the quarter ended June 30, 1997 was $174,000, compared to $292,000 in 1996. Interest expense decreased as a result of a reduction in outstanding bank debt, which was reduced by application of proceeds from the private placement of 2,500,000 shares of common stock for $10,600,000 in December of 1996. During the 1997 second quarter, bank debt increased $17,200,000 to fund capital expenditures, and to consummate the above mentioned acquisitions.

Tax expense in 1997 and 1996 was $507,000 and $409,000, respectively, with the increase related to a net operating loss carryforward that was available in the 1996 quarter, which was not available in the second quarter of 1997.

The Company reported earnings in the quarter ended June 30, 1997, of $551,000, or $0.06 per share, compared to earnings of $620,000, or $0.10 per share, in the same period in 1996. The number of shares outstanding increased by 2,500,000 in December of 1996 as a result of the private placement of common stock.

Change in Accounting Methods

In the fourth quarter of 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share"
("SFAS 128"). This statement establishes standards for computing and presenting earnings per share and requires, among other things, dual presentations of basic and diluted earnings per share on the face of the statement of operations. SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents. In accordance with SFAS 128, diluted earnings per share, giving effect for common stock equivalents, will be reported in the fourth quarter of 1997.

Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires that all entities disclose in summary form within the financial statement the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statement the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to preferred and redeemable stock. The Company will adopt SFAS 129 in the fourth quarter of 1997.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997.

For the Six Months Ended June  30, 1997
As Compared to the Six Months Ended June  30, 1996

Oil and gas revenues for the six months ended June 30, 1997, were $6,720,000, up 24% compared to oil and gas revenues for the same period in 1996 of $5,433,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil along with higher commodity prices for both natural gas and crude oil. Higher production volumes were primarily due to the acquisition of BEC Energy, Inc., acquired on May 20, 1997, and the acquisition of a working interest in the A. Philyaw 8-1 #1 on April 7, 1997. The Company also acquired a 10% interest in the Santa Elena Concession located in the Santa Elena Peninsula in Ecuador for approximately $2,400,000.

Natural gas production in the first six months of 1997 was 1,801 Mmcf, a 17% increase compared to 1996 production of 1,543 Mmcf. The Company's crude oil production in the first six months of 1997 increased 6% to 122,601 barrels compared to 115,638 barrels in 1996.

The average natural gas price in the first six months of 1997 increased 19% to $2.24 per Mcf compared to $1.88 per Mcf in the same period of 1996. Crude oil prices increased 13% in the first six months of 1997 to $20.06 compared to $17.83 per barrel in the same period of 1996.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities resulted in gains on sales of assets of $544,000 in the first six months of 1997, and $396,000 in the same period of 1996. The gain on sale in 1996 was primarily the result of the sale of Venture Resources, Inc. for $1,143,000, which was a non-core asset acquired as part of the Company's acquisition of certain oil and gas assets from Stone & Webster, Inc. in December 1995. The gain on sale in 1997 was primarily the result of the sales of an oil and gas prospect located in the state waters offshore Texas and a working interest in a oil and gas property in Canada, which the Company has agreed to sell for approximately $360,000.

Production costs, including production and ad valorem taxes, increased in the first six months of 1997 to $1,611,000, up 19% from $1,350,000 in the same period of 1996, primarily due to the above mentioned acquisitions. On a cost per Mcfe basis, production costs for 1997 increased to $0.64 per Mcfe, or 7%, from $0.60 per Mcfe in 1996.

General and administrative expenses increased as a result of increased staffing to facilitate future growth to $1,134,000 in the first six months of 1997, up 38% from $823,000 in 1996. On a cost per Mcfe basis, general and administrative expenses increased in 1997 to $0.45 per Mcfe, or 22% from $0.37 Mcfe in 1996.

Exploration, dry hole and lease impairment expenses increased in the six months of 1997 to $283,000, compared to $83,000 in the same period of 1996, which was due primarily to a dry hole drilled in Jefferson Parish, Louisiana, recognized during the second quarter of 1997. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

DD&A expense for the first six months of 1997 increased to $1,492,000, up 26% from $1,181,000 in 1996, primarily due to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in the first six months of 1997 to $0.59 per Mcfe, up 11% from $0.53 per Mcfe in 1996.

Interest and debt expense decreased in the first six months of 1997 to $239,000, down 61% compared to $619,000 in 1996. The decline resulted from a reduction in bank debt, which was reduced from the net proceeds of approximately $10,600,000 from the Company's private placement of 2,500,000 shares of common stock in December 1996. Bank debt increased in the second quarter primarily to fund the above mentioned acquisitions.

Tax expense in 1997 and 1996 was $965,000 and $521,000, respectively, with the increase related to higher 1997 net income before taxes and a net operating loss carryforward that was available in the 1996 six month period, which was not available in the six months ended June 30,1997.

The Company reported earnings in 1997 of $1,662,000, or $0.18 per share, compared to earnings of $1,445,000, or $0.22 per share in 1996. The number of shares outstanding increased by 2,500,000 in December of 1996 as a result of the private placement of common stock.



LIQUIDITY AND CAPITAL RESOURCES
FOR THE PERIOD ENDED JUNE 30, 1997

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and sales of non-strategic assets and oil and gas properties. Total available liquidity at June 30, 1997, and 1996, was $6,968,000 and $1,800,000, respectively.

The Company's cash flows provided by operating activities for the six months ended June 30, 1997 and 1996 were $4,124,000 and $1,473,000, respectively.
Additional cash of $1,038,000 and $183,000 was realized in the first six months of 1997 and 1996, respectively, from property sales of non-strategic assets.

Effective June 30, 1997, the Company amended its bank credit agreement increasing its borrowing base from $16,200,000 to $26,000,000. As of June 30, 1997, the borrowing base under the credit facility is $26,000,000, with outstanding borrowings thereunder of $19,200,000, leaving $6,800,000 available to borrow.

The credit facility borrowing base reduces $300,000 per month commencing August 1, 1997, and is reviewed by the bank semi-annually until maturity on June 1, 2000. The obligations under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The credit facility contains certain covenants relating to the financial condition of the Company. The credit facility bears interest at the Company's option, of either prime rate floating, or at the LIBOR rate plus two and one-quarter percent.

Capital spending in the first six months of 1997 totaled $20,691,000, and was primarily funded from bank debt and cash flow generated from operations. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

The Company believes that it will have sufficient capital available from the credit facility described above, together with cash flows from operating activities, to fund its 1997 capital expenditure program, and to meet the Company's other obligations. The Company also believes that the funds available from such sources will enable the Company to continue to pursue strategic corporate and property acquisitions.

The Company's debt to total capitalization ratio was 49% at June 30, 1997, as compared to 65% at June 30, 1996. The Company's interest coverage ratio (calculated as net income plus depreciation, depletion and amortization, deferred income taxes, and exploration expenses divided by cash expenditures for interest) was 17 to 1 for the first six months of 1997.

The Company did not declare dividends in the six months ended June 30, 1997, fiscal 1996, 1995 or 1994. It is likely that for the foreseeable future funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1937, as amended (the "Exchange Act"). All statements other than statements of historical fact included in MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and acquisitions are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct.

                                    PART II

                               OTHER INFORMATION


Items 1, 2, 3, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 annual stockholders meeting was held on May 14, 1997. At the meeting, the following matters were voted upon:

         1. Election of nine directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified;

         2. Appointment of KPMG Peat Marwick LLP as auditors of the Company for the year ending December 31, 1997; and

         3. To consider and act upon such other business as may properly be presented to the meeting or an adjournment thereof.

A total of 9,100,832 shares of the Company's common stock, par value $.01 per share, were entitled to vote at the meeting. Of these shares, 6,443,055 shares were present at the meeting and voted as follows:

         With respect to each of the following nine nominees for reelection to the Board of Directors, shares were voted for election as follows: B. Travis Basham, Thomas R. Fuller, Donald H. Wiese, Jr. and Spencer L. Youngblood For: 6,393,341; Withheld: 49,714; Robert R. Hillery, E. Ralph Hines, Jr., Steven H. Mikel and James E. Nielson For: 6,438,690;
         Withheld: 4,365; Howell H. Howard For: 6,436,997; Withheld: 6,058.

         Voting results on the other matters, all of which were approved, are as follows:

         With respect to the approval of the appointment of KPMG Peat Marwick, LLP as auditors for the period ended 12/31/97, shares voted For:
         6,435,674; Against/Abstain: 7,381.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      10.1 Fourth Amendment to Credit Agreement between the Company and Compass Bank-Houston dated June 30, 1997 (filed herewith)

                      11.1 Computation of earnings per common and equivalent share (filed herewith)

                      27.1          Financial Data Schedule

              (b)     Report on Form 8-K:

                      Form 8-K of the Company, dated May 20, 1997, reporting the acquisition of BEC Energy, Inc. for $10,640,000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SOUTHERN MINERAL CORPORATION


Date: August 14, 1997                  By  /s/ James H. Price
                                         -----------------------------------
                                               James H Price
                                               Vice President-Finance

                               INDEX TO EXHIBITS


                  10.1 Fourth Amendment to Credit Agreement between the Company and Compass
                                Bank-Houston dated June 30, 1997 (filed
                                herewith)

                  11.1 Computation of earnings per common and equivalent share (filed herewith)

                  27.1          Financial Data Schedule