Form 10QSB
period 1997-09-30
SOUTHERN MINERAL CORP
filed 1997-11-14
CIK 92223

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 7, 1997, there were 9,120,741 shares of the Issuer's common stock outstanding.

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



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS:

      Condensed Consolidated Balance Sheet as of September 30, 1997 and December 31,1996............3
      Condensed Consolidated Statement of Operations for the
          three and nine months ended September 30, 1997 and 1996...................................4
      Condensed Consolidated Statement of Cash Flows for the
            nine months ended September 30, 1997 and 1996...........................................5
      Notes to Condensed Consolidated Financial Statements..........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

      Financial Condition and Results of Operations.................................................8
      Liquidity and Capital Resources...............................................................10


PART II. OTHER INFORMATION..........................................................................12


Item 6.  Exhibits and Reports on Form 8-K...........................................................12

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               (thousands omitted)



                                                                        SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                                      1997          1996
                                                                        -------------  ------------
                                                                        (unaudited)
CURRENT ASSETS
  Cash                                                                    $    551    $    471
  Receivables and other                                                      3,546       2,447
                                                                          --------    --------
       Total current assets                                                  4,097       2,918
PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
    EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
  Property, plant and equipment                                             44,428      25,831
  Accumulated depreciation, depletion and amortization                      (7,650)     (5,232)
                                                                          --------    --------
                                                                            36,778      20,599
PROPERTIES HELD FOR SALE AND OTHER                                           3,142         869
                                                                          --------    --------
       Total assets                                                       $ 44,017    $ 24,386
                                                                          ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $  1,712    $    683
Notes payable                                                                  512           0
                                                                          --------    --------
       Total current liabilities                                             2,224         683
   Long-term debt                                                           20,700       3,900
DEFERRED INCOME TAXES                                                        1,316       1,169

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized 20,000,000 shares at September 30, 1997, and December 31, 1996, respectively;
     issued 9,110,413 and 9,088,519 shares at September 30, 1997 and
     December 31, 1996                                                          91          91
  Additional paid-in capital                                                14,031      14,030
  Retained earnings                                                          5,707       4,565
                                                                          --------    --------
                                                                            19,829      18,686
  Less: Treasury stock                                                         (52)        (52)
                                                                          --------    --------
     Total stockholders' equity                                             19,777      18,634
                                                                          --------    --------
Total liabilities and stockholders' equity                                $ 44,017    $ 24,386
                                                                          ========    ========





         The accompanying notes are an integral part of this statement.

                     SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (thousands omitted, except share and per share amounts)


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------------   ------------------------------
                                                       1997             1996           1997             1996
                                                    ------------    ------------    ------------    ------------
                                                            (unaudited)                      (unaudited)
REVENUE
  Oil and gas                                       $      3,533    $      2,997    $     10,253    $      8,430
  Gain (loss) on sale                                        (41)             25             503             421
                                                    ------------    ------------    ------------    ------------
                                                           3,492           3,022          10,756           8,851

EXPENSES
  Production                                                 999             701           2,610           2,051
  Exploration                                              1,302             103           1,517             186
  Depreciation, depletion and amortization                 1,020             756           2,512           1,937
  General and administrative                                 383             420           1,518           1,243
                                                    ------------    ------------    ------------    ------------
                                                           3,704           1,980           8,157           5,417
                                                    ------------    ------------    ------------    ------------

Income (loss) from operations                               (212)          1,042           2,599           3,434
Other income, expenses and deductions
  Interest and other income                                   80              65             135             258
  Interest and debt expense                                 (545)           (295)           (785)           (914)
                                                    ------------    ------------    ------------    ------------
Income (loss) before income taxes                           (677)            812           1,949           2,778
Provision (benefit) for federal and state
  Current provision                                           53             (79)            391             274
  Deferred provision                                        (461)            264             165             432
                                                    ------------    ------------    ------------    ------------
                                                            (408)            185             556             706
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $       (269)   $        627    $      1,393    $      2,072
                                                    ============    ============    ============    ============


Primary net income (loss) per share                 $      (0.03)   $       0.09    $       0.14    $       0.30
Fully diluted net income (loss) per share           $      (0.03)   $       0.09    $       0.14    $       0.29


Primary weighted average shares outstanding           10,097,992       7,325,308      10,107,903       7,005,999

Fully diluted weighted average shares outstanding     10,254,128       7,452,471      10,144,789       7,145,648





               The accompanying notes are an integral part of this

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (thousands omitted)




                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
                                                         1997           1996
                                                       ----------    -----------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $  1,393    $  2,072
   Adjustments to net income, net of the effects
     of disposition in 1996                                 3,420       1,618
                                                         --------    --------
   Net cash provided by operating activities                4,813       3,690
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of properties                        1,047         184
   Acquisition of partnership interest, net of cash
   received Capital expenditures                                0      (2,112)
   Net cash received on disposition of assets             (21,615)     (2,874)
   Net cash used in investing activities                        0       1,143
                                                         --------    --------
                                                          (20,568)     (3,659)
                                                         --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long-term debt                              (6,682)     (3,815)
   Proceeds from long-term debt                            22,600       3,500
   Fees paid to facilitate equity offering                    (68)          0
                                                         --------    --------
   Net cash provided by (used in) financing activities     15,850        (315)
                                                         --------    --------

Effect of exchange rate changes on cash                       (15)          0
                                                         --------    --------
Net increase (decrease) in cash                                80        (284)

Cash at beginning of period                                   471         562
                                                         --------    --------
Cash at end of period                                    $    551    $    278
                                                         ========    ========


NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of 175,000 shares of common stock for
     property acquisitions                               $      0    $    241
   Change in property and equipment additions               1,394           0
   Assumption of debt with property acquisitions         $  1,394    $      0
   Directors fees                                              69           0

Cash paid for interest                                   $    759    $    850

Cash paid for taxes                                      $    652    $    381



         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997, and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996 and statements of cash flows for the nine months then ended have been included.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - ACQUISITIONS

On May 20, 1997, the Company purchased from Mario Garcia and Dolores E. Garcia, the outstanding capital stock of BEC Energy, Inc. ("BEC"). The purchase price was $10,640,000. BEC's assets consist of working interests in fourteen oil and gas wells located in the Big Escambia Creek Field, Escambia County, Alabama. The Company financed the acquisition with a $10,600,000 advance under the Company's credit facility with Compass Bank-Houston.

On August 30, 1996, the Company acquired for $3,000,000 the limited partnership interest in SMC Development, L.P., which then was dissolved. The Company previously owned a 7% general partnership interest in the partnership. The partnership assets consisted of proved undeveloped oil and gas properties, with most of the value related to the proved undeveloped properties that were drilled in 1996. The acquisition was financed through an increase in the Company's Revolving Bank Note of $1,600,000, and from internally generated working capital.

In addition, during 1997 the Company has acquired other interests, including a 10% interest in a concession in the Santa Elena Peninsula in Ecuador for approximately $2,400,000, none of which would have had a material effect on the historical results of the Company.

The following summarizes pro forma (unaudited) information and assumes the acquisitions of BEC and SMD had occurred on January 1, 1996, and assumes the acquisition of BEC had occurred on January 1, 1997.


                                          Nine Months Ended September 30,
                                        --------------------------------------
                                        (000's omitted, except per share data)
                                                1997           1996
                                              -------        ---------
Revenues                                      $11,518        $10,012
Net Income                                      1,103          1,972
Net Income per share                          $   .11        $   .28


These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1996 and 1997. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property.

NOTE 3 - NOTE PAYABLE

The Company acquired 3-D seismic in January of 1997 for $1,394,000 payable in 14 monthly payments commencing January 31, 1997 of $105,000 per month, with an imputed interest rate of 10% per annum. The note balance at September 30, 1997, is $512,000 and the purchase is included in properties held for sale as of September 30, 1997.

NOTE 4 - SUBSEQUENT EVENTS

On October 7, 1997, the Company completed the placement of $41,400,000 of 6.875% convertible subordinated debentures due October 1, 2007. The debentures are convertible at any time prior to maturity into 121.07 shares of common stock at a price of $8.26 per share. Net proceeds of approximately $39,000,000 were used to retire bank debt of $20,700,000 and to fund future capital spending.

                          SOUTHERN MINERAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 1997
AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

Oil and gas revenues for the quarter ended September 30,1997, are $3,533,000, compared to oil and gas revenues for the same period in 1996 of $2,997,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, which are partially offset by lower commodity prices for both natural gas and crude oil. Higher production volumes are primarily due to the acquisition of BEC Energy, Inc., acquired on May 20, 1997, the acquisition of a working interest in the A. Philyaw 8-1 #1 on April 7, 1997, and the acquisition on June 13, 1997 of a 10% interest in the Santa Elena Concession located in the Santa Elena Peninsula in Ecuador.

Natural gas production for the three months ended September 30, 1997 is 949 Mmcf, a 7% increase as compared to production for the same period in 1996 of 884 Mmcf. The Company's crude oil production for the three months ended September 30, 1997 increased 60% to 97,997 barrels as compared to 61,122 barrels for the same period in 1996.

The average natural gas price in 1997 decreased 4% to $1.89 per Mcf compared to $1.97 per Mcf in 1996. Crude oil prices decreased 10% in 1997 to $16.60 per barrel, compared to $18.51 per barrel in 1996.

Production costs, including production and ad valorem taxes, increased in 1997 to $999,000, up 43% from $701,000 in 1996, due partly to the above mentioned acquisitions. On a cost per Mcfe basis, production costs for 1997 increased to $.65 per Mcfe, or 16% from $0.56 per Mcfe in 1996.

General and administrative expenses decreased to $383,000 in 1997, down 9% from $420,000 in 1996. On a cost per Mcfe basis, general and administrative expenses declined to $0.25 per Mcfe from $0.34 Mcfe in 1996.

Exploration, dry hole and lease impairment expenses increased in the quarter ended September 30, 1997 to $1,302,000, compared to $103,000 in the same period of 1996, which was due to the geological and geophysical expenses of approximately $655,000 primarily associated with the Matthews Prospect seismic shoot and the drilling of three dry holes drilled costing approximately $647,000 in Terrebonne Parish, Louisiana, Orange County, and LaVaca County, Texas. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

Depreciation, depletion and amortization ("DD&A") expense for 1997 increased to $1,020,000, up 35% from $756,000 in 1996, which was due primarily to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in 1997 to $.66 per Mcfe, up 10% from $0.60 per Mcfe in 1996.

Interest and debt expense in the quarter ended September 30, 1997 was $545,000, compared to $295,000 in 1996. Interest expense increased as a result of an increase in the outstanding bank debt, which was due primarily to the financing of the above mentioned acquisitions. During the 1997 third quarter, bank debt increased to $20,700,000.

Tax (benefit) expense in 1997 and 1996 was( $408,000) and $185,000, respectively, with the decrease related to a loss in the 1997 period. The tax rate in 1996 was reduced by a net operating loss carryforward that was available in the 1996 quarter, which was not available in the second quarter of 1997.

The Company reported a loss in the quarter ended September 30, 1997, of $269,000, or $(.03) per share, compared to earnings of $627,000, or $0.09 per share, in the same period in 1996. The number of shares outstanding increased by 2,500,000 in December of 1996 as a result of a private placement of common stock.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Oil and gas revenues for the nine months ended September 30, 1997, are $10,253,000, up 22% compared to oil and gas revenues for the same period in 1996 of $8,430,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil along with higher commodity prices for both natural gas and crude oil. Higher production volumes are primarily due to the acquisition of BEC Energy, Inc., acquired on May 20, 1997, and the acquisition of a working interest in the A. Philyaw 8-1 #1 on April 7, 1997. The Company also acquired on June 13, 1997 a 10% interest in the Santa Elena Concession located in the Santa Elena Peninsula in Ecuador.

Natural gas production in the first nine months of 1997 is 2,750 Mmcf, a 13% increase compared to 1996 production of 2,427 Mmcf. The Company's crude oil production in the first nine months of 1997 increased 25% to 220,598 barrels compared to 176,760 barrels in 1996.

The average natural gas price in the first nine months of 1997 increased 11% to $2.12 per Mcf compared to $1.91 per Mcf in the same period of 1996. Crude oil prices increased 3% in the first nine months of 1997 to $18.58 compared to $18.07 per barrel in the same period of 1996.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities resulted in gains on sales of assets of $503,000 in the first nine months of 1997, and $421,000 in the same period of 1996. The gain on sale in 1996 was primarily the result of the sale of Venture Resources, Inc. for $1,143,000, which was a non-core asset acquired as part of the Company's acquisition of certain oil and gas assets from Stone & Webster, Inc. in December 1995. The gain on sale in 1997 was primarily the result of the sales of an oil and gas prospect located in the state waters offshore Texas and a working interest in a oil and gas property in Canada, which the Company has sold for approximately $360,000.

Production costs, including production and ad valorem taxes, increased in the first nine months of 1997 to $2,610,000, up 27% from $2,051,000 in the same period of 1996, primarily due to the above mentioned acquisitions. On a cost per Mcfe basis, production costs for 1997 increased to $0.64 per Mcfe, or 8%, from $0.59 per Mcfe in 1996.

General and administrative expenses increased as a result of increased staffing to facilitate future growth to $1,518,000 in the first nine months of 1997, up 22% from $1,243,000 in 1996. On a cost per Mcfe basis, general and administrative expenses increased in 1997 to $0.37 per Mcfe, or 3% from $0.36 Mcfe in 1996.

Exploration, dry hole and lease impairment expenses increased in the first nine months of 1997 to $1,517,000, compared to $186,000 in the same period of 1996, which was due to the geological and geophysical expenses of approximately $655,000 primarily associated with the Matthews Prospect seismic shoot and the drilling of four dry holes drilled costing approximately $862,000 in Terrebonne Parish and Jefferson Parish, Louisiana and Orange County and LaVaca County, Texas. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

DD&A expense for the first nine months of 1997 increased to $2,512,000, up 30% from $1,937,000 in 1996, primarily due to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in the first nine months of 1997 to $0.62 per Mcfe, up 11% from $0.56 per Mcfe in 1996.

Interest and debt expense decreased in the first nine months of 1997 to $785,000, down 14% compared to $914,000 in 1996. The decline resulted from a reduction in bank debt, which was reduced from the net proceeds of approximately $10,600,000 from the Company's private placement of 2,500,000 shares of common stock in December 1996. Bank debt increased in the first nine months of 1997 primarily to fund the above mentioned acquisitions.

Tax expense in 1997 and 1996 was $556,000 and $706,000, respectively, with the decrease related to lower 1997 net income before taxes and a net operating loss carryforward that was available in the 1996 nine month period, which was not available in the nine months ended September 30,1997.

The Company reported earnings in 1997 of $1,393,000, or $0.14 per share, compared to earnings of $2,072,000, or $0.30 per share in 1996. The number of shares outstanding increased by 2,500,000 in December of 1996 as a result of the private placement of common stock.


LIQUIDITY AND CAPITAL RESOURCES
FOR THE PERIOD ENDED SEPTEMBER 30, 1997

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and sales of non-strategic assets and oil and gas properties. Total available liquidity at September 30, 1997, and 1996, was $5,251,000 and $1,078,000, respectively.

The Company's cash flows provided by operating activities for the nine months ended September 30, 1997 and 1996 were $4,813,000 and $3,690,000, respectively. Additional cash of $1,047,000 and $184,000 was realized in the first nine months of 1997 and 1996, respectively, from property sales of non-strategic assets.

Effective June 30, 1997, the Company amended its bank credit agreement increasing its borrowing base from $16,200,000 to $26,000,000. As of September 30, 1997, the borrowing base under the credit facility is $25,400,000, with outstanding borrowings thereunder of $20,700,000, leaving $4,700,000 available to borrow.

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

Capital spending in the first nine months of 1997 totaled $21,615,000, and was primarily funded from bank debt and cash flow generated from operations. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

On October 7, 1997, the Company completed the placement of $41,400,000 of 6.875% convertible subordinated debentures due October 1, 2007. The debentures are convertible at any time prior to maturity into 121.07 shares of common stock at a price of $8.26 per share. Net proceeds of approximately $39,000,000 were used to retire bank debt of $20,700,000.

The Company believes that it will have sufficient capital available from the credit facility described above, together with the proceeds from the debenture offering, and cash flows from operating activities, to fund its 1997 capital expenditure program, and to meet the Company's other obligations. The Company also believes that the funds available from such sources will enable the Company to continue to pursue strategic corporate and property acquisitions.

The Company's debt to total capitalization ratio is 51% at September 30, 1997, as compared to 56% at September 30, 1996. The Company's interest coverage ratio (calculated as net income plus depreciation, depletion and amortization, deferred income taxes, and exploration expenses divided by cash expenditures for interest) is 7 to 1 for the first nine months of 1997.

The Company did not declare dividends in the nine months ended September 30, 1997, fiscal 1996, 1995 or 1994. It is likely that for the foreseeable future funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

CHANGE IN ACCOUNTING METHODS

Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding -- without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share, giving effect to common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997.

Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires that all entities disclose in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to preferred and redeemable stock. The Company will adopt SFAS 129 in the fourth quarter of 1997.

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

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997.

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

                    None

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SOUTHERN MINERAL CORPORATION


Date: November 13, 1997                 By    /s/ James H. Price
                                          -------------------------------------
                                                  James H Price
                                             Vice President-Finance

                                 EXHIBIT INDEX


Exhibit
Number        Description
------        -----------
 11.1         Computation of earnings per common and equivalent share (filed herewith)

 27.1         Financial Data Schedule
