Form 10KSB/A
period 1996-12-31
SOUTHERN MINERAL CORP
filed 1997-12-05
CIK 92223

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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


Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. [X]


Revenues for the year ended December 31, 1996 are approximately $12,233,000.

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

SELECTED FINANCIAL DATA  (in thousands)

COMPARATIVE CONSOLIDATED BALANCE SHEETS

                                                                                         AS OF DECEMBER 31,
                                                            -----------------------------------------------------------------------
ASSETS                                                          1996           1995           1994           1993           1992
                                                            -----------    -----------    -----------    ------------   -----------
Current assets                                              $     2,918    $     2,071    $     1,973    $     2,865    $     2,343
Property and equipment                                           20,599         18,042          1,347          4,106          5,384
Oil and gas properties held for sale and other                      869          1,554             50            350            376
                                                            -----------    -----------    -----------    -----------    -----------
                                                            $    24,386    $    21,667    $     3,370    $     7,321    $     8,103
                                                            ===========    ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                         $       683    $     5,960    $       290    $       561    $       421
Deferred income taxes                                             1,169            606            ---            547            730
Long term debt                                                    3,900          9,920            ---            ---            ---
Stockholders' equity                                             18,634          5,181          3,080          6,213          6,952
                                                            -----------    -----------    -----------    -----------    -----------
                                                            $    24,386    $    21,667    $     3,370    $     7,321    $     8,103
                                                            ===========    ===========    ===========    ===========    ===========

WORKING CAPITAL                                             $     2,235    $    (3,889)    $    1,683    $     2,304    $     1,922
                                                            ===========    ===========     ==========    ===========    ===========

COMPARATIVE STATEMENTS OF OPERATIONS

REVENUES
Oil and gas                                                 $    11,780    $     2,044    $     1,747    $     2,891    $     2,465
Gains (losses) on sales of properties                               453            170             66            146            (26)
                                                            -----------    -----------    -----------    -----------    ------------
                                                                 12,233          2,214          1,813          3,037          2,439

EXPENSES                                                          8,164          2,488          5,580          3,959          4,048
                                                            -----------    -----------    -----------    -----------    -----------
Income (loss) from operations                                     4,069           (274)        (3,767)          (922)        (1,609)
Other income, expenses and deductions
   Interest and other income                                        286            146             76             41             78
   Interest and debt expense                                     (1,242)           ---            ---            ---            ---
                                                            -----------    -----------    ------------   ------------   -----------
Income (loss) before income taxes and the cumulative
  effect of a change in accounting for income taxes               3,113           (128)        (3,691)          (881)        (1,531)
Provision (benefit) for income taxes                                679              9           (558)          (279)          (487)
                                                            -----------    -----------    -----------    -----------    -----------
Income (loss) before the cumulative effect of a change
  in accounting for income taxes                                  2,434           (137)        (3,133)          (602)        (1,044)
Cumulative effect of a change in accounting for
  income taxes                                                      ---            ---            ---             65            ---
                                                            -----------    -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                           $     2,434    $      (137)   $    (3,133)   $      (537)   $    (1,044)
                                                            ===========    ===========    ============   ============   ============
PER PRIMARY SHARE OF STOCK:
Net income (loss) before the cumulative effect of a
  change in accounting for income taxes                     $       .34    $     (0.02)   $     (0.78)   $     (0.15)   $     (0.26)
Cumulative effect of a change in accounting for
  income taxes                                                      ---            ---            ---           0.02            ---
                                                            -----------    -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                           $       .34    $     (0.02)   $     (0.78)   $     (0.13)   $     (0.26)
                                                            ===========    ===========    ===========    ===========    ===========

Primary weighted average number of shares                         7,215          5,701          4,162           4,131          4,016
                                                            ===========    ============   ===========    ============   ============
Fully diluted weighted average number of shares                   7,336          5,701          4,162           4,131          4,016
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

The following table sets forth the high and low sales prices on the market systems noted above for the Company's Common Stock for the periods indicated:



                                       1996            1995                  1994
                             -------------------  -----------------  ------------------
                                HIGH        LOW     HIGH       LOW      HIGH       LOW
First Quarter                $   2.13    $  1.25  $  1.25   $   .63   $  2.13   $  1.63
Second Quarter                   3.38       1.81     1.25       .94      2.00       .69
Third Quarter                    5.00       2.88     1.06       .75      1.38       .94
Fourth Quarter                   6.00       4.25     1.63       .75      1.13       .44
                             --------    -------  -------   -------   -------   -------

For the Year                 $   6.00    $  1.25  $  1.63   $   .63   $  2.13   $   .44
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


The revisions in the Company's estimated reserves in 1994 were primarily the results of downward adjustments to the Company's oil and gas properties in Bandera, Stateline and Cascade Deep fields. Production from these fields was substantially below those projected by the Company's independent petroleum engineering firm due primarily to water encroachment and lack of production facilities in the Stateline field and lower than projected production in the Bandera and Cascade Deep fields, resulting in the downward adjustments.

LIQUIDITY AND CAPITAL RESOURCES
FOR THE PERIOD ENDED DECEMBER 31, 1996


The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and sales of non-strategic assets and oil and gas properties.



The Company's cash flows provided by operating activities for the years ended December 31, 1996, 1995, and 1994 were $5,098,000, $823,000, and $779,000, respectively. Additional cash in the amounts of $1,401,000, $608,000 and $136,000 was realized in 1996, 1995 and 1994, respectively from property sales of non-strategic assets.


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


The Company's debt to total capitalization ratio was 17.3% at December 31, 1996, compared to 65.7% at December 31, 1995. The Company's interest coverage ratio (calculated as income from operations plus depreciation, depletion and amortization, and exploration expenses divided by cash expenditures for interest) was 6.45 to 1 for 1996.


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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              Page
         Description                                                                          Number
         -----------                                                                          ------
         Independent Auditor's Report                                                             20
         Report of Independent Certified Public Accountants                                       21


         Financial Statements:
                  Consolidated Balance Sheets at December 31, 1996 and 1995                       22
                  Statements of Consolidated Operations
                       for the Years Ended December 31, 1996, 1995 and 1994                       23
                  Statements of Consolidated Stockholders' Equity
                       for the Years Ended December 31, 1994, 1995 and 1996                       24
                  Statements of Consolidated Cash Flows
                       for the Years Ended December 31, 1996, 1995 and 1994                       25
                  Notes to Consolidated Financial Statements
                       for the Years Ended December 31, 1996, 1995 and 1994                       26



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southern Mineral Corporation:

        We have audited the accompanying consolidated balance sheet of Southern Mineral Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Mineral Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                 KPMG Peat Marwick LLP


Houston, Texas
August 28, 1997

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of
Southern Mineral Corporation:



We have audited the accompanying consolidated balance sheets of Southern Mineral Corporation (a Nevada corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Mineral Corporation and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




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

                          SOUTHERN MINERAL CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (in thousands)



                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                  1996        1995        1994
                                                                                  --------    --------    ----------
  Net income (loss)                                                               $  2,434    $   (137)   $ (3,133)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation, depletion and amortization                                        2,875         792         704
     Gains on sales of properties and other assets                                    (453)       (170)        (66)
     Valuation reduction                                                              --          --         1,724
     Exploration expenses                                                              865         221       1,566
     Increase (decrease) in deferred taxes                                             279        --          (547)
     Common stock issued as compensation                                                72          12        --
     Change in assets and liabilities, net of effects of acquisition and disposition in 1996 and acquisitions in 1995:
        (Increase) decrease in receivables                                          (1,224)        214         216
        Decrease (increase) in other current assets                                    231         (39)        259
        Increase in other assets                                                      (115)       --          --
        Increase (decrease) in payables                                                134         (70)         56
                                                                                  --------    --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                       5,098         823         779
                                                                                  --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of:
     Producing properties                                                              258         511          42
     Properties held for sale and unproven properties                                 --            97          94
  Decrease (increase) in marketable securities:
     Purchases                                                                        --        (1,914)     (3,810)
     Maturities and sales                                                             --         3,483       4,201
  Capital expenditures:
     Acquisition, exploration and development                                       (2,836)       (651)     (1,107)
     Properties held for sale                                                         (470)       (684)       --
  Cash paid for partnership interest, net of cash received                          (2,590)       --          --
  Cash paid for acquisition of Stone & Webster properties, net of cash received       --       (16,215)       --
  Cash received for sale of Venture Resources, Inc., net of cash transferred         1,143
  Other                                                                               --           (63)         (8)
                                                                                  --------    --------    --------
         NET CASH USED IN INVESTING ACTIVITIES                                      (4,495)    (15,436)       (588)
                                                                                  --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt and note payable                                      4,300      15,215        --
  Payments on long term debt and note payable                                      (15,615)       --          --
  Loan acquisition costs                                                              --          (127)       --
  Proceeds from sale of treasury stock                                                --            38        --
  Purchase of treasury stock                                                          --            (6)       --
  Proceeds from equity offering, net                                                10,621        --          --
  Dividends paid                                                                      --          --          (202)
                                                                                  --------    --------    --------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (694)     15,120        (202)
                                                                                  --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (91)        507         (11)
  Cash and cash equivalents at beginning of year                                       562          55          66
                                                                                  --------    --------    --------
  Cash and cash equivalents at end of year                                        $    471    $    562    $     55
                                                                                  ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Taxes                                                                        $    363    $     (5)   $   (271)
     Interest                                                                     $  1,210    $   --      $   --

NON CASH TRANSACTIONS
  Issuance of common stock for property acquisitions
     and acquisition services                                                     $    326    $   --      $   --
  Change in deferred tax liability on property acquisitions                       $    284    $   --      $   --





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


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Southern Mineral Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company accounts for its investment in oil and gas partnerships and joint ventures using the proportional consolidation method.



REVENUES - Natural gas revenues generally are recorded using the sales method, whereby the Company recognizes natural gas revenues based on the amount of gas sold to purchasers on its behalf. All other revenues also are recorded using the sales method. The Company believes that imbalances related to the sales of natural gas are insignificant.


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


Depreciation and depletion of producing oil and gas properties are computed separately on each individual property on the unit-of-production method based on estimated proved reserves. Depreciation of other property and equipment is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years.



The Company currently has only onshore producing properties and estimates that residual salvage values of equipment would approximate any future dismantlement, restoration or abandonment costs.


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


INCOME TAXES - The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. (See Note 4.) The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. The Company deducts intangible development costs as incurred and deducts statutory depletion (percentage depletion) when it exceeds cost depletion for federal income tax purposes.


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

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 2 ACQUISITIONS


On August 30, 1996, the Company acquired the limited partner interest in SMC Development, L.P., a Texas limited partnership, for $3,000,000. Upon the acquisition of the limited partner's interest, the partnership was dissolved, resulting in the Company obtaining a direct working interest in sixteen oil and gas properties with proved reserves estimated to be 4.2 billion cubic feet of gas and 149,000 barrels of liquids. The acquisition was financed from proceeds under the Company's bank revolving line of credit. The acquisition was accounted for as a purchase.



On December 20, 1995, the Company completed the acquisition of certain oil and gas assets of Stone & Webster Oil Company, Inc., and the outstanding capital stock of Spruce Hills Production Company, Inc., San Salvador Development Company, Inc., and Venture Resources, Inc., which are engaged primarily in oil and gas exploration and production. The total cost of the acquisition was approximately $16,400,000. The acquisition was financed by bank borrowings of $15,215,000 and internally generated working capital of $1,209,000. The acquisition was accounted for as a purchase.



On April 6, 1995, the Company completed the acquisition of Diverse Production Co. (subsequently renamed SMC Production Co.), a Texas corporation, whose primary asset is its 15% general partner interest in Diverse GP III, a Texas general partnership. The total cost of the acquisition was approximately $2,300,000. The Company issued 2,193,919 shares of common stock and 325,000 share options at an exercise price of $1.25 per share for a term of five years. The acquisition was accounted for as a purchase.


The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1995.



                                                          TWELVE MONTHS ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1996                      1995
                                                          -------                  -------
                                                        (In thousands, except per share data)

Revenues                                                   $12,000                  $ 9,139
Net income (loss)                                            2,305                   (1,088)
Net income (loss) per share                                $   .32                  $  (.17)


These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1995 or 1996, respectively. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property, plant and equipment.

NOTE 3  LONG TERM DEBT AND NOTE PAYABLE BANK


On December 17, 1996, the Company entered into a revised credit facility consisting of a secured reducing revolving line of credit with an initial borrowing base of $18,000,000 ("Revolver Note"). Proceeds advanced under the Revolver Note were used to retire an existing Term Note of $4,000,000, which was increased from $3,500,000, on December 17, 1996. The borrowing base of the Revolver Note reduces by $300,000 per month commencing August 1, 1997, and is reviewed by the bank semi-annually until maturity on June 1, 2000. Under the terms of the Revolver Note, the borrowing base is redetermined semi-annually by the lending bank based upon its calculation of changes in the underlying reserve values securing the credit facility. As of December 31, 1996, the Company had borrowed $3,900,000 under the Revolver Note leaving an unfunded commitment of $14,100,000. The Revolver Note bears interest at the Company's option, of either prime rate or at the LIBOR rate plus two and one-quarter percent. The credit facility contains certain covenants relating to the Company's financial condition and is secured by substantially all the assets of the Company. The Revolver Note has no payments due in 1997.

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
                                                                              ==========   ==========


NOTE 4  FEDERAL AND STATE INCOME TAXES

Differences between the effective tax rate and the statutory federal rate are as follows:

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                             1996           1995             1994
                                                                           --------        --------         -------
Statutory rate for expense (benefit)                                          34.0%          (34.0%)        (34.0%)
Valuation allowance                                                          (13.1)           33.6            18.7
Foreign taxes, net of federal benefit                                          7.6         -------          ------
State taxes, net of federal benefit                                            0.7             4.5              .1
Percentage depletion                                                          (8.1)            ---          ------
Other                                                                           .7             2.9              .1
                                                                           -------         -------          ------
Effective tax rate                                                            21.8%            7.0%         (15.1%)
                                                                           =======         =======          ======



The tax effects of temporary differences that result in significant portions of deferred income tax assets and liabilities and a description of the financial statement items creating these differences are as follows:




                                                                                   At December 31,
                                                                            -----------------------------
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
                                                                            ===========      ===========



For the year ended December 31, 1995, the income tax benefit was limited by the Company's inability to recognize all of the tax benefits of its net operating loss and future deductible temporary differences in the calculation of its tax expense. The Company had a net operating loss carryforward of approximately $2,293,000 at December 31, 1995, which was utilized in 1996. The Company has an alternative minimum tax credit carryforward of approximately $92,000 and statutory depletion carry forward of $468,000 at December 31, 1996. The valuation allowance was eliminated during 1996, due to the current earnings of the Company. Management believes it is more likely than not that the deferred income tax assets will be realized in future years through the reversal of taxable temporary differences.

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 5  RELATED PARTY TRANSACTIONS


In September, 1995, the Company entered into a joint venture, Southern Links Group Joint Venture ("Southern Links"), to acquire, develop and market exploration prospects. The Company's joint venture partner is The Links Group, Inc. ("Links"), a company that is controlled by Robert Hillery, a director of the Company. The Company has agreed to fund third party costs of Southern Links. Any proceeds from the sale of prospects or oil and gas from such prospects is distributed 100% to the Company until it receives an amount equal to the return of its invested capital, after which time all such proceeds and property interests, if any, are to be distributed 75% to the Company and 25% to Links. At December 31, 1996 the Company has funded $552,000 of third party costs of Southern Links, recording such amounts in properties held for sale.


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


NOTE 7  COMMON STOCK


During 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan") in which certain key employees of the Company may receive stock options, in addition to any other compensation they may receive from the Company. An aggregate of 300,000 shares of the Company's common stock is reserved for issuance upon the exercise of options granted under the 1996 Plan. Under the 1996 Plan, the exercise price of the option equals the market price of the Company's stock on the date of grant and an option's maximum term is up to ten years with varying vesting periods. During 1996, the Company granted 130,000 options under this plan.


During 1996, the Company established the 1996 Stock Purchase Plan, which covers substantially all employees. An aggregate of 300,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the Employee Stock Purchase Plan. Subsequent to 1996, 5,313 options were granted under the Employee Stock Purchase Plan.


During 1995, the Company established the "1995 NonEmployee Director Compensation Plan" in order to compensate nonemployee Directors with shares of the Company's common stock in lieu of cash fees. The plan authorizes a total of 100,000 shares of common stock for issuance and provides that for attending a regular or special meeting of the Board of Directors each nonemployee Director will be issued 1,000 shares of common stock.



The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1996:


         Expected volatility                                                52% to 74%
         Risk free rate                                                     5.86% to 6.23%
         Expected life of options                                           3 to 7.5 years
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


              On December 23, 1996 the Company issued 2,500,000 shares of common stock at $4.50 per share for net proceeds of $10,621,000. All of the proceeds from the Offering were used to retire outstanding debt. Supplemental pro forma earnings per share data for the year ended December 31, 1996 disclosing the effect of the issuance of the shares and retirement of the debt as if they had occurred at January 1, 1996 are as follows:



             Primary net income per share ....................  $0.31
             Fully diluted net income per share ..............  $0.31


              The following table summarizes information about options and warrants outstanding at December 31, 1996:


                                 OPTIONS AND WARRANTS OUTSTANDING      OPTIONS AND WARRANTS EXERCISABLE
                                 --------------------------------      --------------------------------
                                WEIGHTED-AVERAGE
  RANGE OF          NUMBER        REMAINING          WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE     OUTSTANDING   EXERCISE PRICE
----------------------------------------------------------------------------------------------------
$1.00 to 1.50       828,878       5.91 years       $      1.10          828,878         $    1.10
 2.00 to 3.00       720,000       4.08 years              2.17          600,000              2.00
 3.50 to 4.50       120,000       4.98 years              4.50          120,000              4.50
                  ---------                                           ---------
                  1,668,878                                           1,548,878
                  =========                                           =========


NOTE 8  COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease expiring December 31, 1998. Lease commitments at December 31, 1996, are payable $136,192 in 1997 and $134,184 in 1998. Lease payments in 1996, 1995 and 1994 were
$133,755, $66,212 and $84,747, respectively.

No material legal proceedings are pending.

The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability has been accrued as of December 31, 1996 and 1995.


NOTE 9  SUBSEQUENT EVENTS (UNAUDITED)



On May 20, 1997, the Company purchased all of the outstanding capital stock of BEC. The purchase price was approximately $10,640,000. BEC's assets consist of working interests in fourteen oil and gas wells located in the Big Escambia Creek Field in Escambia County, Alabama. The acquisition was financed with a $10,600,000 advance under the Revolver Note. In addition, the Company acquired other interests in oil and gas properties, including a 10% interest in a concession in the Santa Elena Peninsula in Ecuador for approximately $2,500,000 and 22.68% working interest in the Albert Philyaw Unit 8-1 #1 well located in the Big Excambia Creek Field in Escambia County, Alabama, for approximately $3,300,000. The acquisition of the interests were financed through a combination of cash flow from operations and advances under the Revolver Note. These transactions will be accounted for under the purchase method of accounting.



NOTE 10  QUARTERLY FINANCIAL DATA (UNAUDITED)


Selected quarterly financial data of the Company are presented below for the years ended December 31, 1996 and 1995:


                                                                                                         FULLY
                                                     INCOME                            PRIMARY           DILUTED
                                                    (LOSS)              NET            INCOME            INCOME
1996                                                 FROM              INCOME          (LOSS)            (LOSS)
QUARTER                           REVENUES         OPERATIONS          (LOSS)         PER SHARE        PER SHARE
-------                       --------------    -------------     -------------     ------------     -----------
March 31                      $    3,010,000    $   1,006,000     $     825,000     $        .13     $      .12
June 30                            2,819,000        1,386,000           620,000              .09            .09
September 30                       3,031,000        1,051,000           627,000              .09            .08
December 31                        3,373,000          626,000           362,000              .05            .05
                              --------------    -------------     -------------     ------------     ----------
                              $   12,233,000    $   4,069,000     $   2,434,000     $        .34     $      .33
                              ==============    =============     =============     ============     ==========
1995
QUARTER
March 31                      $      441,000    $    (132,000)    $    (101,000)    $       (.02)    $     (.02)
June 30                              656,000          (40,000)           (9,000)            (.00)          (.00)
September 30                         590,000           61,000            92,000              .01            .01
December 31                          527,000         (163,000)         (119,000)            (.02)          (.02)
                              --------------    -------------     -------------     ------------     ----------
                              $    2,214,000    $    (274,000)    $    (137,000)    $       (.02)    $     (.02)
                              ==============    =============     =============     ============     ==========

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 11  RETIREMENT BENEFITS


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


NOTE 12 GEOGRAPHIC DATA


The Company is an independent oil and gas company engaged in the acquisition, development and exploration of oil and natural gas properties. All earnings before January 1, 1996 were domestic earnings. Information about the Company's operations by geographic area for the year ended December 31, 1996 is as follows (in thousands):




                                                                      U. S.            CANADA            TOTAL
                                                                  -------------     ------------    --------------
YEAR ENDED DECEMBER 31, 1996
Oil & Gas Sales                                                   $       8,136     $       3,644   $       11,780
Gains on sales of properties and other assets                               424                29              453
                                                                  -------------     -------------   --------------
     Total Revenue                                                        8,560             3,673           12,233
Expense:
     Production                                                           1,880               862            2,742
     Exploration                                                            821                44              865
     Depreciation, depletion and amortization                             1,896               979            2,875
     General & administrative                                               802               880            1,682
                                                                  -------------     -------------   --------------
                                                                          5,399             2,765            8,164
                                                                  -------------     -------------   --------------
Interest & other income                                                      99               187              286
Interest expense                                                         (1,242)                0           (1,242)
                                                                  --------------    -------------   ---------------
Income before income taxes                                                2,018             1,095            3,113
Income taxes                                                                319               360              679
                                                                  -------------     -------------   --------------
Net income                                                        $       1,699     $         735   $        2,434
                                                                  =============     =============   ==============

IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1996                       $      17,646     $       6,269   $       23,915
Corporate assets-cash and cash equivalents                                                                     471
                                                                                                    --------------
Total assets                                                                                        $       24,386
                                                                                                    ==============

IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1995                       $      14,878     $       6,227   $       21,105
Corporate assets-cash and cash equivalents                                                                     562
                                                                                                    --------------
Total assets                                                                                        $       21,667
                                                                                                    ==============

                          SOUTHERN MINERAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



NOTE 13  OIL AND GAS PRODUCING ACTIVITIES


The Company's capitalized costs of all oil and gas properties and related allowances for depreciation and depletion are as follows at December 31: (in thousands)


                                                                                       1996                 1995
                                                                                    -----------          ----------
Proved properties                                                                   $    24,888         $   20,530
Unproven properties                                                                         525                 15
Less accumulated depreciation,
 depletion and amortization                                                              (5,072)            (2,758)
                                                                                    -----------         ----------
Total                                                                               $    20,341         $   17,787
                                                                                    ===========         ==========


The Company's share of oil and gas revenues produced from its royalty interests was $979,000, $169,000 and $170,000 for the years ended December 31, 1996,
1995, and 1994, respectively.

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows (in thousands):




AS OF DECEMBER 31, 1996                                       UNITED STATES            CANADA             TOTAL
                                                              -------------            ------             -----
Property acquisition costs
  Proved                                                      $      4,595          $        ---        $     4,595
  Unproved                                                             ---                   ---                ---
Exploration costs                                                      373                   ---                373
Development cost                                                       426                   642              1,068
                                                              ------------          ------------        -----------
Total costs incurred                                                 5,394                   642              6,036
                                                              ============          ============        ===========
AS OF DECEMBER 31, 1995
Property acquisition costs
  Proved                                                            17,785                   ---             17,785
  Unproved                                                             876                   ---                876
Exploration costs                                                      214                   ---                214
Development cost                                                       248                   ---                248
                                                              ------------          ------------        -----------
Total costs incurred                                                19,123                   ---             19,123
                                                              ============          ============        ===========
AS OF DECEMBER 31, 1994
Property acquisition costs
  Proved                                                               ---                   ---                ---
  Unproved                                                             225                   ---                225
Exploration costs                                                      657                   ---                657
Development cost                                                       225                   ---                225
                                                              ------------          ------------        -----------
Total costs incurred                                          $      1,107          $        ---        $     1,107
                                                              ============          ============        ===========


RESERVE QUANTITY INFORMATION (unaudited) -


The following two tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally located onshore in the continental United States and Canada. The information is provided by the Company and audited by independent petroleum engineering firms Netherland, Sewell and McDaniel & Associates for the United States and Canadian reserves, respectively.

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


The revisions in the Company's estimated reserves in 1994 were primarily the result of downward adjustments to the Company's oil and gas properties in the Hub, Bandera, Stateline and Cascade Deep fields. Production from these fields was substantially below those projected by an independent petroleum engineering firm, resulting in subsequent downward adjustments.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)-


The information that follows has been developed by the Company pursuant to procedures prescribed by Statement No. 69 of the Financial Accounting Standards Board and utilizes reserve data estimated by Netherland, Sewell and McDaniel & Associates, independent petroleum engineering firms and by the Company. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.


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
                                                              =========     =========      =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         Described in the Company's Form 8-K dated April 10, 1997.

                                    PART III


ITEMS 9 THROUGH 12 of this Part III are omitted since the Company filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1996 a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. Items 9 through 12 are hereby incorporated by reference herein from such proxy statement.



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


                  10.14 Second Amendment to Credit Agreements between the Company and Compass Bank dated December 17, 1996 (incorporated by reference to Exhibit 10.14 to Form 10-KSB dated December 31, 1996).


                  11.1 Computation of earnings per common and equivalent share (filed herewith).

                  21.1     Subsidiaries of the Company



                                            Other Name Under Which       Jurisdiction of
Name of Subsidiary                          Subsidiary Conducts Business   Incorporation
------------------                          ---------------------------- -------------------
SMC Production Co.                                   None                      Texas
Spruce Hills Production Company, Inc.                None                      Delaware

                  23.1     Consent of KPMG Peat Marwick LLP (filed herewith).



                  23.2     Consent of Grant Thornton LLP (filed herewith).



                  23.3 Consent of Netherland, Sewell & Associates, Inc. (filed herewith)



                  23.4 Consent of McDaniel & Associates Consultants, Ltd. (filed herewith)


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

                                      SOUTHERN MINERAL CORPORATION


                                      BY:   /s/ STEVEN H. MIKEL

                                         ---------------------------------------
                                                Steven H. Mikel
                                          President and Chief Executive Officer


Date: December 5, 1997


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                                                              Director
--------------------------------------------
             B. Travis Basham


         /s/ THOMAS R. FULLER                                 Director                           December 5, 1997
--------------------------------------------
             Thomas R. Fuller


                                                              Director
--------------------------------------------
             Robert R. Hillery


       /s/ E. RALPH HINES, JR.                                Director                           December 5, 1997
--------------------------------------------
           E. Ralph Hines, Jr.


         /s/ HOWELL H. HOWARD                                 Director and Chairman              December 5, 1997
--------------------------------------------                  of the Board of Directors
             Howell H. Howard                                 of the Board of Directors


         /s/ STEVEN H. MIKEL                                  Director, President and Chief      December 5, 1997
--------------------------------------------                  Executive Officer
             Steven H. Mikel


         /s/ JAMES E. NIELSON                                 Director                           December 5, 1997
--------------------------------------------
             James E. Nielson


         /s/ DONALD H. WIESE, JR.                             Director                           December 5, 1997
--------------------------------------------
             Donald H. Wiese, Jr.


                                                              Director
--------------------------------------------
           Spencer L. Youngblood


            /s/ JAMES H. PRICE                                Vice President-Finance             December 5, 1997
--------------------------------------------                  (principal financial and
                                                               accounting officer)
                James H. Price

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

  10.13 Amendment to Credit Agreement between Southern Mineral Corporation et al and Compass Bank-Houston dated August 30, 1996 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Company dated August 30,
          1996).

  10.14   Second Amendment to Credit Agreements between the Company and Compass
          Bank dated December 17, 1996 (incorporated by reference to Exhibit
          10.14 to Form 10-KSB dated December 31, 1996).

  11.1 Computation of earnings per common and equivalent share (filed herewith).

  21.1    Subsidiaries of the Company

Name of Subsidiary          Subsidiary Conducts Business      Incorporation
------------------          ----------------------------   -------------------
SMC Production Co.                     None                      Texas
Spruce Hills Production
  Company, Inc.                        None                      Delaware

23.1     Consent of KPMG Peat Marwick LLP (filed herewith).

23.2     Consent of Grant Thornton LLP (filed herewith).

23.3     Consent of Netherland, Sewell & Associates, Inc. (filed herewith)

23.4     Consent of McDaniel & Associates Consultants, Ltd. (filed herewith)

27.1     Financial Data Schedule (filed herewith).

99.1     Application and Affidavit Pursuant to Rule 437 under the Securities
         Act of 1933 regarding impracticability of obtaining written consent of Hedrick and Associates (filed herewith).