Form 10KSB40
period 1997-12-31
SOUTHERN MINERAL CORP
filed 1998-03-31
CIK 92223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number 0-8043

                          SOUTHERN MINERAL CORPORATION
            (Exact name of Registrant as specified in its charter.)

               Nevada                                    36-2068676
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       1201 Louisiana, Suite 3350
           Houston, Texas                               77002-5609
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (713) 658-9444

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                              ON WHICH REGISTERED
        None                                             None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   [X]        No    [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended December 31, 1997 are approximately $14,203,000.

As of March 25, 1998, 12,494,100 shares of Common Stock were outstanding and the aggregate market value of these shares at such date (based upon the last reported sales price in the NASDAQ National Market of $4.00) held by non-affiliates of the Registrant was approximately $39,597,624. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

Portions of the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference in Part III, Items 9, 10, 11 and 12

Transitional Small Business Disclosure Format (check one):   Yes  [ ]   No  [X]

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

Southern Mineral Corporation, a Nevada corporation, with its subsidiaries (the "Company"), is an independent oil and gas company headquartered in Houston, Texas. The Company is engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast, the Mid-Continent, Ecuador and in Canada, with a primary focus on the Gulf Coast Basin, both onshore and offshore. The Company owns interests in more than 2,700 oil and gas properties in those regions. The Company's business strategy is to increase reserves and shareholder value through a balanced program of acquisitions, exploitation and controlled risk exploration. In addition to oil and gas leasehold interests, the Company owns fee interests in the oil and gas under some 665,148 gross surface acres (comprising some 346,760 net mineral acres) in Mississippi, Texas and New Mexico.

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

SANTA ELENA PROJECT, ECUADOR. In June 1997, the Company acquired a 10% interest in the Santa Elena Project for approximately $2.8 million. The Santa Elena Project was originally discovered in 1921 and has produced over 120 MMBbls, with peak production rates of 10,000 Bbls per day in 1955. In July 1996, Compania General de Combustibles S.A.("CGC") acquired the concession for the Santa Elena Project. CGC has implemented a redevelopment plan consisting primarily of mechanical remediation and improvements in field delineation. These preliminary activities have doubled production from 800 Bbls per day in January 1997 to 1,700 Bbls per day in September 1997. Current production is down to 1,000 Bbls per day due to heavy rains in Ecuador over the winter months. The Company expects these exploitation activities to be expanded by applying advanced drilling and production techniques, including horizontal drilling and extensive 2-D seismic surveys. Less than 5% of the Santa Elena Project has been developed, and the Company believes that, in addition to providing exploitation and development potential, significant exploration opportunities exist.

BIG ESCAMBIA CREEK FIELD, ALABAMA. In the acquisition of interest in the Escambia Creek Field, Escambia County, Alabama, the Company acquired various working interests in a series of four transactions in 1997, averaging approximately 10%, in 13 oil and gas wells and a 37.7% working interest in the Albert Philyaw Unit 8-1 #1 well for a total of $16.9 million. The Big Escambia Creek Field contains long lived oil reserves, with a reserve life index of 9 years.

LAKE RACCOURCI FIELD, LAFOURCHE PARISH, LOUISIANA. In November, 1997, the Company acquired a 22.5% working interest in two producing wells in the Lake Raccourci Field. The Company anticipates the drilling of one to two additional exploratory wells in 1998. In addition, the Company has recently received a 10,000 acre farmout from Exxon for further development potential of the project.

AMERAC ENERGY CORPORATION. On January 28, 1998, both the shareholders of the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of Southern Mineral Corporation. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its common stock and assumed $8.7 million of bank debt to acquire the shares of Amerac common stock. Pursuant to a reserve report prepared by Ryder Scott, Amerac had 32.7 Bcfe of proved reserves as of January 1, 1998. The merger was effective on January 28, 1998, and will be accounted for as a purchase.

EXPLOITATION AND EXPLORATION ACTIVITIES

The Company has either initiated or agreed to participate in various exploration opportunities. The Company intends that its exploration effort be primarily composed of internally generated projects. However, a portion of the Company's budget is earmarked for exploratory opportunities brought to the Company by individuals and other companies.

MATTHEWS PROJECT, TEXAS. The Company owns a 25% interest in the Matthews Project and has recently completed and interpreted an 18 square mile 3-D seismic survey of the project. The objective in the Matthews Project is to explore shallow formations including the Frio, Miocene and Yegua sands and deeper formations (up to 14,000 feet) in the Upper, Middle and Lower Wilcox sands. The Company believes that this project has the potential to add significantly to the Company's reserves if initial interpretations prove correct. The Company completed one well in January 1998, which is currently producing in excess of 6 Mmcf per day, and two additional wells are scheduled to commence drilling in the second quarter of 1998.

ALTA LOMA PROJECT, TEXAS. The Company owns a 50% working interest in and is the operator of the Alta Loma Project. Permitting for a 12 square mile 3-D seismic survey is complete, with plans for the acquisition of seismic data in the second quarter of 1998. In addition to redevelopment and exploitation of previously developed zones, the Company believes that significant exploration potential exists in certain Lower Frio formations at depths of up to 15,000 feet. The Company anticipates commencing drilling in the Alta Loma Project in the third quarter of 1998.

SOUTHERN EAGLE PROJECT, OFFSHORE, GULF OF MEXICO. In January 1997, the Company acquired over 320 square miles of 3-D seismic data covering the shallow state waters off Matagorda Island, Texas. This area has recently been opened for extensive exploration as a result of recent advancements in 3-D seismic survey technology. As a result, the Company has identified exploration prospects and is continuing to analyze the seismic data to identify additional prospects. The Company participated in the public bid auction conducted by the State of Texas in October 1997, and acquired an additional 1,360 acres of mineral leases in the area covering its prospect for a total of 2,960 mineral acres in the Southern Eagle Project.

DIASU JOINT VENTURE

The Company also entered into a joint venture with Diasu in January 1996 which expired in January of 1998. The Company had the option to pay leasehold, seismic and other third party costs in the development of exploration prospects located primarily in south Louisiana with Diasu for a two year period. Under the arrangement, as funded prospects are sold, the Company will recoup its prospect costs plus one-third of any potential promote or carried interest received by Diasu after the sale of the prospect. The Company had an option to receive this carried interest or to take a one-third interest in each prospect and drill the property without further burden or profit by Diasu. This arrangement provided the Company with considerable flexibility in structuring its risk profile on a prospect by prospect basis.

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

Approximately 26% of the Company's revenues during the year ended December 31, 1997 were derived from Canadian properties acquired in December 1995. The costs and revenues associated with the Company's Canadian operations are denominated in Canadian dollars. The Company records its transactions and prepares its financial statements in U.S. dollars. Fluctuations in the value of the two currencies may cause currency translations losses for the Company or reduced revenues and earnings, or both, with respect to its Canadian operations. The Company cannot predict the effect of exchange rate fluctuations upon future operating results.

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

The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal ("NPDES") permits prohibit, or are expected to prohibit within the next year, the discharge of produced water and sand, and some other substances related to the oil and gas industry, to coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

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

CUSTOMERS

Oil and gas hydrocarbons are the principal products produced by the Company and sales of such products are usually made in the spot market or on such other bases that may be impacted by the effect of changes in current market prices. Future oil and natural gas prices may be affected by a variety of factors including, but not limited to, supply and demand, world and regional market conditions, political conditions and seasonal factors, all of which the Company is unable to control or accurately predict. In the past, there have not been, and management does not expect there to be in the near term, any material adverse effects on the Company's business due to seasonal aspects. Backlog is not a factor in the Company's operations. The Company is principally engaged in a single industry segment, the acquisition, exploration, development, and production of oil and gas reserves, all in the United States, Ecuador and Canada. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows (in thousands):

     CUSTOMER                                          1997      1996      1995
                                                      ------    ------    ------
     G C Marketing Company .......................    $2,267    $3,212    $ --
     Mike Rogers Drilling Company ................      --         591       746
     Damsco Distribution .........................     1,656      --        --
     Diasu Oil & Gas Co., Inc. ...................     1,631      --        --
     Ashtola Exploration Company .................      --        --         208


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

EMPLOYEES

At March 20, 1998, the Company employed 27 full-time persons including two engineers, two geologists, three landman and twenty administrative, technical and accounting personnel. In addition, the Company employed four consultants including two geologists and one engineering technical assistant.

SELECTED FINANCIAL DATA  (IN THOUSANDS)

COMPARATIVE CONSOLIDATED BALANCE SHEETS

                                                                                            AS OF DECEMBER  31,
                                                                     --------------------------------------------------------------
ASSETS                                                                 1997          1996          1995         1994         1993
                                                                     --------      --------      --------      -------      -------
Current assets .................................................     $ 13,455      $  2,918      $  2,071      $ 1,973      $ 2,865
Property and equipment-net .....................................       42,293        20,599        18,042        1,347        4,106
Oil and gas properties held for sale and other .................        6,127           869         1,554           50          350
                                                                     --------      --------      --------      -------      -------
                                                                     $ 61,875      $ 24,386      $ 21,667      $ 3,370      $ 7,321
                                                                     ========      ========      ========      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ............................................     $  2,956      $    683      $  5,960      $   290      $   561
Deferred income taxes ..........................................        1,039         1,169           606         --            547
Long term debt .................................................       41,400         3,900         9,920         --           --
Stockholders' equity ...........................................       16,480        18,634         5,181        3,080        6,213
                                                                     --------      --------      --------      -------      -------
                                                                     $ 61,875      $ 24,386      $ 21,667      $ 3,370      $ 7,321
                                                                     ========      ========      ========      =======      =======
WORKING CAPITAL ................................................     $ 10,499      $  2,235      $ (3,889)     $ 1,683      $ 2,304
                                                                     ========      ========      ========      =======      =======
COMPARATIVE STATEMENTS OF OPERATIONS

REVENUES
Oil and gas ....................................................     $ 13,790      $ 11,780      $  2,044      $ 1,747      $ 2,891
Gains on sales of properties ...................................          413           453           170           66          146
                                                                     --------      --------      --------      -------      -------
                                                                       14,203        12,233         2,214        1,813        3,037
Expenses .......................................................       14,815         8,164         2,488        5,580        3,959
                                                                     --------      --------      --------      -------      -------
Income (loss) from operations ..................................         (612)        4,069          (274)      (3,767)        (922)
Other income, expenses and deductions
   Interest and other income ...................................          328           286           146           76           41
   Interest and debt expense ...................................       (1,591)       (1,242)         --           --           --
                                                                     --------      --------      --------      -------      -------
Income (loss) before income taxes and the cumulative
  effect of a change in accounting for income taxes ............       (1,875)        3,113          (128)      (3,691)        (881)
Provision (benefit) for income taxes ...........................          174           679             9         (558)        (279)
                                                                     --------      --------      --------      -------      -------
Income (loss) before the cumulative effect of a change
  in accounting for income taxes ...............................       (2,049)        2,434          (137)      (3,133)        (602)
Cumulative effect of a change in accounting for
  income taxes .................................................         --            --            --           --             65
                                                                     --------      --------      --------      -------      -------
NET INCOME (LOSS) ..............................................     $ (2,049)     $  2,434      $   (137)     $(3,133)     $  (537)
                                                                     ========      ========      ========      =======      =======
PER BASIC SHARE OF STOCK:
Net income (loss) before the cumulative effect of a
  change in accounting for income taxes ........................     $   (.22)     $    .37      $  (0.02)     $ (0.78)     $ (0.15)
Cumulative effect of a change in accounting for
  income taxes .................................................         --            --            --           --           0.02
                                                                     --------      --------      --------      -------      -------
NET INCOME (LOSS) ..............................................     $   (.22)     $    .37      $  (0.02)     $ (0.78)     $ (0.13)
                                                                     ========      ========      ========      =======      =======
Weighted average number of shares-basic ........................        9,109         6,621         5,701        4,162        4,131
                                                                     ========      ========      ========      =======      =======
Weighted average number of shares-diluted ......................        9,109         7,114         5,701        4,162        4,131
                                                                     ========      ========      ========      =======      =======

Note A Pursuant to the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the Company changed its method of accounting for income taxes and recorded an adjustment of $65 benefitting 1993.

Note B In 1997 and 1994, the Company recognized a Valuation Reduction of $2,838 and $1,724 respectively in connection with the write-down of its investment in certain producing oil and gas properties.

ITEM 2.  DESCRIPTION OF PROPERTIES

GENERAL

At December 31, 1997, the Company held interests in excess of 619 gross wells in the continental United States, 859 in Ecuador and in excess of 1,237 gross wells in Canada consisting of working interests, royalty interests and overriding royalty interests. Approximately 37% of the Company's proved oil and gas reserves are oil and approximately 63% are gas, measured in energy equivalent barrels of oil basis (natural gas is converted at the rate of six thousand cubic feet of gas for each barrel of oil).

OIL AND GAS RESERVE INFORMATION

The following three tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally located onshore in the continental United States, Ecuador and Canada. The Company's reserve information has been based on estimates prepared by an independent consulting petroleum engineer. The independent consultant who prepared the reserve estimate information as of December 31, 1994, was Hedrick and Associates. Hedrick and Associates is no longer in business as of December 31, 1995. Netherland, Sewell & Associates, Inc. prepared the domestic reserve estimates as of December 31, 1995 and December 31, 1997 and audited the December 31, 1996 domestic reserve estimates which were prepared by the Company. McDaniel & Associates Consultants LTD prepared the Canadian reserve estimates as of December 31, 1995, 1996 and 1997. Ryder Scott prepared the Ecuador reserve estimates as of December 31, 1997. Since the beginning of the last fiscal year, the Company has not filed any estimates of its reserves with any Federal authority or agency. The U S. reserves have been prepared using an average oil price of $16.91, $24.41 and $18.09 per barrel and an average gas price of $2.20, $3.91 and $2.00 per Mcf, as of January 1, 1998, 1997 and 1996,
respectively. The Canadian reserves have been prepared using an average oil price of $15.30, $23.66 and $16.29 per barrel and an average gas price of $1.34, $1.62 and $1.12 per Mcf, as of January 1, 1998, 1997 and 1996,
respectively. The Ecuador reserves where prepared using an average oil price of $18.00 as of January 1, 1998.

                                                    U. S.                    ECUADOR
                                           -------------------------    --------------------
PROVED RESERVES                               OIL            GAS          OIL         GAS
                                             (Bbls)         (Mcf)        (Bbls)      (Mcf)
                                           ----------    -----------    --------    --------
   Balance, December 31, 1994 ..........      228,196        786,060        --          --
   Extensions, discoveries and additions           66          8,449        --          --
   Revisions of previous estimates .....      (24,715)      (145,903)       --          --
   Purchase of minerals in place .......      568,702     20,400,151        --          --
   Production ..........................      (84,848)      (404,319)       --          --
                                           ----------    -----------    --------    --------
   Balance, December 31, 1995 ..........      687,401     20,644,438        --          --
   Extensions, discoveries and additions        6,081        479,336        --          --
   Revisions of previous estimates .....       33,975       (519,051)       --          --
   Purchase of minerals in place .......      109,252      4,590,014        --          --
   Production ..........................     (120,855)    (2,396,379)       --          --
                                           ----------    -----------    --------    --------
   Balance, December 31, 1996 ..........      715,854     22,798,358        --          --
   Extensions, discoveries and additions       20,480      2,869,630      26,395        --
   Revisions of previous estimates .....       70,093       (814,731)    (26,395)       --
   Purchase of minerals in place .......    1,746,890      7,702,198     489,971        --
   Production ..........................     (203,109)    (2,554,072)    (23,966)       --
                                           ----------    -----------    --------    --------
   Balance, December 31, 1997 ..........    2,350,208     30,001,383     466,005        --
                                           ==========    ===========    ========    ========
Proved Developed Reserves
   Balance, December 31, 1995 ..........      661,852     20,446,505        --          --
   Balance, December 31, 1996 ..........      608,705     19,361,667        --          --
   Balance, December 31, 1997 ..........    2,334,122     29,156,068     466,005        --
                                                 CANADA                        TOTAL
                                           ----------------------    -------------------------
PROVED RESERVES                             OIL            GAS          OIL            GAS
                                           (Bbls)         (Mcf)        (Bbls)         (Mcf)
                                           --------    ----------    ----------    -----------
   Balance, December 31, 1994 ..........       --            --         228,196        786,060
   Extensions, discoveries and additions       --            --              66          8,449
   Revisions of previous estimates .....       --            --         (24,715)      (145,903)
   Purchase of minerals in place .......    729,135     4,716,121     1,297,837     25,116,272
   Production ..........................       --            --         (84,848)      (404,319)
                                           --------    ----------    ----------    -----------
   Balance, December 31, 1995 ..........    729,135     4,716,121     1,416,536     25,360,559
   Extensions, discoveries and additions     31,351     1,506,458        37,432      1,985,794
   Revisions of previous estimates .....    (12,623)       79,948        21,352       (439,103)
   Purchase of minerals in place .......       --            --         109,252      4,590,014
   Production ..........................   (112,563)     (961,527)     (233,418)    (3,357,906)
                                           --------    ----------    ----------    -----------
   Balance, December 31, 1996 ..........    635,300     5,341,000     1,351,154     28,139,358
   Extensions, discoveries and additions     15,774        95,139        62,649      2,964,769
   Revisions of previous estimates .....    (30,595)      384,760        13,103       (429,971)
   Purchase of minerals in place .......     (1,793)     (295,974)    2,235,068      7,406,224
   Production ..........................    (93,486)     (942,625)     (320,561)    (3,496,697)
                                           --------    ----------    ----------    -----------
   Balance, December 31, 1997 ..........    525,200     4,582,300     3,341,413     34,583,683
                                           ========    ==========    ==========    ===========
Proved Developed Reserves
   Balance, December 31, 1995 ..........    729,135     4,716,121     1,390,987     25,162,626
   Balance, December 31, 1996 ..........    635,300     5,341,000     1,244,005     24,702,667
   Balance, December 31, 1997 ..........    525,200     4,582,300     3,325,327     33,738,368

PRODUCTION AND PRICE HISTORY

The following table sets forth certain information concerning the Company's annual net oil and gas production and average price information for the year ended December 31:

Production:                                        1997           1996           1995
                                              ------------   ------------   ------------
   Oil (Bbls)
      U.S .................................        203,109        120,855         84,848
      Ecuador .............................         23,966           --             --
      Canada ..............................         93,486        112,563           --
                                              ------------   ------------   ------------
      Total ...............................        320,561        233,418         84,848
                                              ============   ============   ============
   Gas (Mcf)
      U.S .................................      2,554,072      2,396,379        404,319
      Ecuador .............................           --             --             --
      Canada ..............................        942,625        961,527           --
                                              ------------   ------------   ------------
      Total ...............................      3,496,697      3,357,906        404,319
                                              ============   ============   ============
Average sales price:
   Oil ($ per Bbl)
      U.S .................................          17.87          19.69          16.23
      Ecuador .............................          16.10           --             --
      Canada ..............................          17.58          18.09           --
                                              ------------   ------------   ------------
      Average .............................          17.65          18.92          16.23
                                              ============   ============   ============
   Gas ($ per Mcf)
      U.S .................................           2.49           2.29           1.65
      Canada ..............................           1.45           1.17           --
                                              ------------   ------------   ------------
      Average .............................           2.21           1.97           1.65
                                              ============   ============   ============
Average lifting costs ($ per Mcfe)
   Operating expenses and production taxes            0.68           0.58           0.72
   Depreciation, depletion and amortization           0.78           0.60           0.87

PRODUCTIVE WELLS STATISTICS

The following table sets forth information concerning productive wells in which the Company has an interest as of December 31, 1997: In the following data "Gross" refers to the total wells in which the Company has a working interest and "Net" refers to gross wells multiplied by the percentage of the working interest owned by the Company.

                                        OIL            GAS             TOTAL
                                   -------------   -------------   -------------
                                   GROSS    NET    GROSS    NET    GROSS    NET
                                   -----   -----   -----   -----   -----   -----
      Canada ...................     722    15.3     515     6.6   1,237    21.9
      Ecuador ..................     859    85.9    --      --       859    85.9
      U. S.(1) .................     141     5.5     478    53.1     619    58.6
      Total ....................   1,722   106.7     993    59.7   2,715   166.4

1 Includes producing units that contain numerous wells. Each unit is counted as one gross well and the unit working interest is included in the net wells.

DEVELOPMENT AND EXPLORATORY WELLS DRILLED

The following table includes the drilling results of wells in which the Company has a working interest for the year ended December 31:

                                       1997            1996            1995
                                   -------------   ------------    -------------
EXPLORATORY:                       GROSS    NET    GROSS    NET    GROSS    NET
                                   -----   -----   -----   -----   -----   -----
  Oil ..........................       0    .000       0    .000       0    .000
  Gas ..........................       2    .489       1    .150       0    .000
  Dry hole .....................       3    .495       3    .335       0    .000
DEVELOPMENT:
  Oil ..........................      34   1.282      21    .246       0    .000
  Gas ..........................       4    .116      15    .257       2    .020
  Dry hole .....................       8   2.246       6    .174       1    .150
TOTAL
  Productive ...................      40   1.887      37    .653       2    .020
  Dry hole .....................      11   2.741       9    .509       1    .150


DEVELOPED AND UNDEVELOPED LEASEHOLD ACREAGE:

The following table shows the Company's leasehold interest in developed and undeveloped oil and gas acreage as of December 31, 1997. This table does not reflect certain mineral acreage owned by the Company. In the following data "Gross" refers to the total acres in which the Company has a working interest and "Net" refers to gross acres multiplied by the percentage of the working interest owned by the Company.

                                               DEVELOPED          UNDEVELOPED
                                               ACREAGE              ACREAGE
                                          -----------------    -----------------
UNITED STATES                              GROSS      NET       GROSS      NET
                                          -------    ------    -------    ------
Alabama ..............................      6,389       715        188         7
Arkansas .............................      1,040       247      1,799       450
Colorado .............................        288        21          0         0
Kansas ...............................        204        53          0         0
Louisiana ............................      5,415       879      1,017       850
Michigan .............................         96         2          0         0
Mississippi ..........................        972       115      1,207       132
Montana ..............................         24         2          0         0
New Mexico ...........................      3,012       213          0         0
North Dakota .........................        400       177          0         0
Oklahoma .............................      2,360       379          0         0
Texas ................................     19,577     3,555      3,641     1,486
Texas - Offshore .....................      5,760       105      5,840     5,840
Wyoming ..............................     10,384       500          0         0
Utah .................................        672       148          0         0
                                          -------    ------    -------    ------
      Total-Domestic .................     56,593     7,111     13,692     8,765
                                          =======    ======    =======    ======
CANADA
Alberta ..............................     82,080     2,966    209,176    12,957
Saskatchewan .........................      2,160         1        960         1
British Columbia .....................      2,086       260     28,715     1,737
                                          -------    ------    -------    ------
      Total-Canadian .................     86,326     3,227    238,851    14,695
                                          =======    ======    =======    ======
ECUADOR ..............................     15,400     1,540    279,819    27,982
                                          =======    ======    =======    ======
      Total Leasehold Acreage ........    158,319    11,878    532,362    51,442
                                          =======    ======    =======    ======

"Developed acreage" consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil or gas.

The Company's ownership of mineral rights is set forth below:

                                                     GROSS               NET
STATE                                            MINERAL ACRES     MINERAL ACRES
                                                --------------    --------------
Mississippi ................................           262,000           118,000
Wisconsin ..................................           121,000           110,000
Texas ......................................           212,514            84,183
New Mexico .................................            67,634            32,577
Other ......................................             2,000             2,000
                                                --------------    --------------
      Total ................................           665,148           346,760
                                                ==============    ==============

The Company is not aware of any valuable minerals appurtenant to the mineral rights in Wisconsin, and therefore has no plans to develop minerals on such properties. Currently, the Company has 3,483 net mineral acres in southern Mississippi, 18,594 net mineral acres in Texas and 3,177 net mineral acres in New Mexico under lease to others.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's last fiscal year.

                                   PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMPANY'S COMMON STOCK

The Common Stock is quoted on the Nasdaq National Market under the symbol "SMIN." From March 10, 1995 until July 22, 1997, the Common Stock was quoted on the Nasdaq Stock Market SmallCap Market under the same symbol. Prior to March 10, 1995, the Common stock was quoted on the Nasdaq National Market under the same symbol.

The following table sets forth the high and low sales prices on the market systems noted above for the Company's Common Stock for the periods indicated:

                                   1997              1996              1995
                             ---------------   ---------------   ---------------
                              HIGH     LOW      HIGH     LOW      HIGH     LOW
                             ------   ------   ------   ------   ------   ------
First Quarter ............   $ 7.75   $ 4.00   $ 2.13   $ 1.25   $ 1.25   $  .63
Second Quarter ...........     5.50     3.50     3.38     1.81     1.25       94
Third Quarter ............     5.13     4.13     5.00     2.88     1.06      .75
Fourth Quarter ...........     8.13     5.13     6.13     4.00     1.63      .75
                             ------   ------   ------   ------   ------   ------
For the Year .............   $ 8.13   $ 3.50   $ 6.00   $ 1.25   $ 1.63   $  .63
                             ======   ======   ======   ======   ======   ======

The Company did not declare any dividends in fiscal 1997, 1996 or 1995. The payment of future dividends on Common Stock, if any, will be reviewed periodically by the Company's Board of Directors, and will depend upon, among other things, Company's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, and the Company's future business prospects. It is likely that for the foreseeable future, funds available for dividends on Common Stock, if any, will be retained by the Company to finance the growth of its business. Payment of dividends is currently restricted by the terms of the Company's bank loan agreement.

There were 4,297 stockholders of record on March 23, 1998.

RECENT SALES OF UNREGISTERED SECURITIES

1996 STOCK OPTION PLAN. During 1997 and 1996, the Company granted options exercisable for 170,000 and 130,000 shares of Common Stock respectively under the Company's 1996 Stock Option Plan (the "SOP"). Pursuant to the SOP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1996 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price therefor reported on the Nasdaq National Market System.

1997 STOCK OPTION PLAN. During 1997, the Company granted options exercisable for 135,000 shares of Common Stock under the Company's 1997 Stock Option Plan (the "SOP"). Pursuant to the SOP, the Company may grant options to purchase up to 700,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The SOP is administered by the Compensation Committee of the Company's Board of Directors which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1997 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price reported on the Nasdaq National Market Systems.

1996 EMPLOYEE STOCK PURCHASE PLAN. During 1997, the Company granted options exercisable for 6,297 shares of Common Stock under the Company's 1996 Employee Stock Purchase Plan (the "SPP"). The SPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Pursuant to the SPP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to employees of the Company. Options may be granted on January 1 and July 1 of each year to eligible employees who elect to participate in the SPP. The term of each option is six months from the date of grant. The number of options granted to each participant equals the quotient of (I) the total payroll deductions authorized by the participant as extended during the full applicable option period, divided by (ii) 85% of the fair market value of the Common Stock as of the date of grant of such option. The exercise price of options under SPP is 85% of the fair market value of the Common Stock as of the date of grant or the date of exercise of such option, whichever is less, determined by reference to the most recent closing price reported on the NASDAQ National Market System.

The Company's Form S-8 Registration Statement No. 333-12375 generally covers the issuance and resale (subject, in the case of affiliates, to Rule 144 under the 1933 Act) of Common Stock issuable upon exercise of options under the SOP's and SPP.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 1997
AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 1996

Oil and gas revenues for 1997 were $13,790,000, up 17% compared to oil and gas revenues for 1996 of $11,780,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil and higher commodity prices for natural gas, which were partially offset by lower crude oil prices. Higher production volumes were primarily due to the acquisition of certain oil and gas interests in four transactions in 1997 in the Big Escambia Creek Field in Escambia County, Alabama, for $16.9 million in cash, and the acquisition of an interest in the Santa Elena Project in Santa Elena, Ecuador, in June 1997 for $2.8 million in cash.

Natural gas production in 1997 was 3,497 Million cubic feet ("Mmcf"), a 4% increase compared to 1996 production of 3,358 Mmcf. The Company's crude oil production in 1997 increased 37% to 320,561 barrels compared to 233,418 barrels in 1996.

The average natural gas price in 1997 increased 12% to $2.21 per Mcf compared to $1.97 per Mcf in 1996. Crude oil prices decreased 7% in 1997 to $17.65, compared to $18.92 per barrel in 1996.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities resulted in gains on sale of assets of $413,000 in 1997 and $453,000 in 1996. The gain on sale in 1996 was primarily the result of the sale of Venture Resources, Inc. for $1,143,000, which was a non-core asset acquired as part of the Stone & Webster acquisition. The gain on sale in 1997 was primarily the result of the sale of non-strategic oil and gas properties in Canada and the United States.

Production costs, including production and ad valorem taxes, increased in 1997 to $3,682,000, up 34% from $2,742,000 in 1996, primarily due to the above mentioned acquisitions. Additionally, on a cost per Mcfe basis, production costs for 1997 increased to $0.68 per Mcfe, or 17% from $0.58 per Mcfe in 1996.

General and administrative expenses increased to $2,308,000 in 1997, up 37% from $1,682,000 in 1996. Additionally, on a cost per Mcfe basis, general and administrative expenses increased to $0.43 per Mcfe, or 23% from $0.35 Mcfe in 1996.

Exploration, dry hole and impairment expenses increased in 1997 to $4,614,000, up 433% compared to $865,000 in 1996. This is primarily due to lease impairment expenses of $603,000 in the fourth quarter of 1996, compared to the geological and geophysical expenses associated with the Matthews Project seismic shoot and the drilling of four dry holes costing, $1,776,000 and $2,838,000 of impairment expense primarily on a well in Lafourche Parish, Louisiana, which was a result of a mechanical failure of the well in which the Company owned a 93% working interest. Since the Company uses successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

Depreciation, depletion and amortization ("DD&A") expense for 1997 increased to $4,211,000, up 46% from $2,875,000 in 1996, which was due primarily to downward revisions to reserve estimates in the Dawson Heirs #1, the Ocker Trust #1 and the Stateline Field.. The Company computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased per Mcfe in 1997 to $0.78 per Mcfe, up 30% from $0.60 per Mcfe in 1996.

Interest and debt expense for 1997 increased to $1,591,000, up 28% from $1,242,000 in 1996, which was primarily due to increased bank debt used to fund acquisition activity and to the issuance of $41,400,000 of 6.875% convertible subordinated debentures which were issued in October of 1997. A portion of the debenture proceeds were used to retire

$20,700,000 of existing bank debt incurred to acquire the above mentioned acquisitions.

Tax expense in 1997 declined to $174,000 from $679,000 in 1996. Taxes in 1997 resulted from alternative minimum taxes in the United States and foreign taxes in Canada.

The Company reported a loss in 1997 of $2,049,000 or $0.22 per basic share compared to earnings of $2,434,000 or $0.37 per basic share in 1996.

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

Depreciation, depletion and amortization ("DD&A") expense for 1996 increased to $2,875,000, up 263% from $792,000 in 1995, which was due primarily to the above mentioned acquisitions and downward revisions to reserve estimates in the Company's oil and gas property located in Yoakum, Texas. The Company computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. DD&A expenses declined per Mcfe in 1996 to $0.60 per Mcfe, down 31% from $0.87 per Mcfe in 1995.

Interest and debt expense in 1996 was $1,242,000, which was a result of the bank debt incurred to consummate the above mentioned acquisitions. The Company had no interest expense in 1995.

The Company had a net operating loss carryforward of approximately $2,293,000 at the end of 1995, which was fully utilized in 1996. Tax expense in 1996 and 1995 was $679,000 and $9,000, respectively, with the increase related to higher 1996 income before taxes.

The Company reported earnings in 1996 of $2,434,000 or $0.37 per share compared to a loss of $137,000 or $0.02 per share in 1995.


LIQUIDITY AND CAPITAL RESOURCES
FOR THE PERIOD ENDED DECEMBER 31, 1997

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and sales of non-strategic assets and oil and gas properties. Total available liquidity at December 31, 1997, 1996 and 1995 was $44,011,000, $14,571,000 and $1,347,000, respectively.

The Company's cash flows provided by operating activities for the years ended December 31, 1997, 1996, and 1995 were $6,808,000, $5,098,000, and $823,000, respectively. Additional cash in the amounts of $1,063,000, $1,401,000 and $608,000 was realized in 1997, 1996 and 1995, respectively from property sales of non-strategic assets.

Effective December 31, 1997, the Company amended its bank credit facility that consists of a secured reducing revolving line of credit. As of December 31, 1997, the borrowing base under the credit facility was $34,000,000, and the Company had no outstanding borrowings thereunder, leaving $34,000,000 available to borrow.

The credit facility borrowing base reduces $400,000 per month commencing February 1, 1998, and is reviewed by the bank semi-annually until maturity on June 1, 2000. The obligations under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The credit facility contains certain covenants relating to the financial condition of the Company and a prohibition on the payment of dividends. The credit facility bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus one and one-half percent to two percent, depending upon the level of debt outstanding. On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures ("the Notes") due on October 1, 2007. The debentures are convertible at any time prior to maturity, at a conversion price of $8.26 per share. The proceeds of the offering were used to retire $20,700,000 of bank debt under the Company's credit facility.

Capital spending in 1997 for acquisitions, exploration, and development totaled $34,492,000, and was primarily funded from cash flows from operating activities, bank debt and the Notes. The Company's capital spending budget for 1998, exclusive of acquisition activity, is expected to be up to $20,000,000, consisting of both exploration and development drilling, with primary emphasis being the U.S. Gulf Coast region. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the initial capital expenditure budget.

The Company believes that it will have sufficient capital available from the credit facility described above, together with cash flows from operating activities, to fund its 1998 capital expenditure program, and to meet the Company's other obligations. The Company also believes that the funds available from such sources will enable the Company to continue to selectively pursue strategic corporate and property acquisitions.

The Company's debt to total capitalization ratio was 72% at December 31, 1997, compared to 17% at December 31, 1996. The Company's interest coverage ratio (calculated as income from operations plus depreciation, impairments, depletion and amortization, and exploration expenses divided by interest expense) was 5.16 to 1 for 1997.

The Company did not declare dividends in fiscal 1997, 1996 and 1995. It is likely that for the foreseeable future, funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

YEAR 2000 COMPLIANCE

The Company does not expect that the cost of converting its computer system to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by end of 1999, and it does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its customers and vendors.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt SFAS 130 in the first quarter of 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No.
131. Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company plans to adopt SFAS 131 in the first quarter of 1998.

ITEM 7.   FINANCIAL  STATEMENTS

Financial Statements are filed as a part of this report. See page 19, Index to Financial Statements. The Financial Statement Schedules are not applicable and have been omitted.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
DESCRIPTION                                                             NUMBER

Reports of Independent Certified Public Accountants:                     20-21


Financial Statements:
      Consolidated Balance Sheets at December 31, 1997 and 1996             22
      Statements of Consolidated Operations
           for the Years Ended December 31, 1997, 1996 and 1995             23
      Statements of Consolidated Stockholders' Equity
           for the Years Ended December 31, 1995, 1996 and 1997             24
      Statements of Consolidated Cash Flows
           for the Years Ended December 31, 1997, 1996 and 1995             25
      Notes to Consolidated Financial Statements
           for the Years Ended December 31, 1997, 1996 and 1995             27

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of
Southern Mineral Corporation:


We have audited the accompanying consolidated balance sheets of Southern Mineral Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Mineral Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                KPMG Peat Marwick LLP
Houston, Texas
March 13, 1998

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Southern Mineral Corporation:


We have audited the accompanying statements of consolidated operations, stockholders' equity and cash flows of Southern Mineral Corporation (a Nevada corporation) and subsidiaries as of December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Southern Mineral Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Grant Thornton LLP

Houston, Texas
February 21, 1996

                          SOUTHERN MINERAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                          (in thousands, except
                                                              share amounts)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ............................  $ 10,011    $    471
   Receivables ..........................................     3,280       2,292
   Other ................................................       164         155
                                                           --------    --------
      Total current assets ..............................    13,455       2,918

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
  EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
     Oil and gas producing properties ...................    53,437      24,888
     Mineral rights .....................................       167         167
     Unproven properties ................................       494         525
     Office equipment ...................................       363         251
     Accumulated depreciation, depletion and amortization   (12,168)     (5,232)
                                                           --------    --------
                                                             42,293      20,599
PROPERTIES HELD FOR SALE AND OTHER ......................     6,127         869
                                                           --------    --------
      Total assets ......................................  $ 61,875    $ 24,386
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .....................................  $  2,749    $    683
   Note payable .........................................       207        --
                                                           --------    --------
      Total current liabilities .........................     2,956         683

LONG TERM DEBT ..........................................    41,400       3,900
DEFERRED INCOME TAXES ...................................     1,039       1,169
STOCKHOLDERS' EQUITY
   Common stock - par value $.01 per share;
    authorized 20,000,000 shares at
    December 31, 1997 and 1996; issued and
    outstanding 9,133,033 and 9,088,519 at
    December 31, 1997 and 1996 ..........................        91          91
   Additional paid-in capital ...........................    14,152      14,030
   Cumulative translation adjustment ....................      (227)       --
   Retained earnings ....................................     2,516       4,565
                                                           --------    --------
                                                             16,532      18,686
   Less: Treasury stock .................................       (52)        (52)
                                                           --------    --------
      Total stockholders' equity ........................    16,480      18,634
                                                           --------    --------
      Total liabilities and stockholders' equity ........  $ 61,875    $ 24,386
                                                           ========    ========
     The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                         SOUTHERN MINERAL CORPORATION
                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
                                                   (in thousands, except per share amounts)
REVENUES
   Oil and gas ......................................   $ 13,790    $ 11,780    $  2,044
   Gains on sales of properties and
     other assets ...................................        413         453         170
                                                        --------    --------    --------
                                                          14,203      12,233       2,214

EXPENSES
   Production .......................................      3,682       2,742         656
   Exploration ......................................      1,776         262         221
   Depreciation, depletion and amortization .........      4,211       2,875         792
   General and administrative .......................      2,308       1,682         702
   Impairment of oil and gas properties .............      2,838         603        --
   Severance benefit ................................       --          --           117
                                                        --------    --------    --------
                                                          14,815       8,164       2,488
                                                        --------    --------    --------

Income (loss) from operations .......................       (612)      4,069        (274)
Other income, expenses and deductions
    Interest and other income .......................        328         286         146
    Interest and debt expense .......................     (1,591)     (1,242)       --
                                                        --------    --------    --------
Income (loss) before income taxes ...................     (1,875)      3,113        (128)
Provision for foreign, federal and
 state income taxes
   Current provision ................................        304         400           9
   Deferred provision (benefit) .....................       (130)        279        --
                                                        --------    --------    --------
                                                             174         679           9
                                                        --------    --------    --------

Net income (loss) ...................................   $ (2,049)   $  2,434    $   (137)
                                                        ========    ========    ========

Net income (loss) per share-basic ...................   $   (.22)   $    .37    $  (0.02)
                                                        ========    ========    ========
Net income (loss) per share-diluted .................   $   (.22)   $    .34    $  (0.02)
                                                        ========    ========    ========

Weighted average number of shares outstanding-basic .      9,109       6,621       5,701
                                                        ========    ========    ========
Weighted average number of shares outstanding-diluted      9,109       7,114       5,701
                                                        ========    ========    ========

    The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                         SOUTHERN MINERAL CORPORATION
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        For the Year Ended December 31,
                                (in Thousands)

                                                        COMMON STOCK      ADDITIONAL  CUMULATIVE                   TREASURY STOCK
                                                     -------------------   PAID-IN   TRANSLATION   RETAINED    --------------------
                                                      SHARES     AMOUNT     CAPITAL   ADJUSTMENT   EARNINGS     SHARES      AMOUNT
                                                     --------   --------   --------    --------    --------    --------    --------
BALANCE AT JANUARY 1, 1995 .......................      4,162   $     42   $    843    $   --      $  2,268         137    $     73
Stock issued for directors' fees .................         14       --           12        --          --          --          --
Odd lot tender offer .............................       --         --         --          --          --             4           6
Sale of treasury stock ...........................       --         --           11        --          --           (50)        (27)
Issuance of common stock for
  acquisition of Diverse
  Production Co. .................................      2,194         22      2,172        --          --          --          --
Net loss .........................................       --         --         --          --          (137)       --          --
                                                     --------   --------   --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 1995 .....................      6,370         64      3,038        --         2,131          91          52
Stock issued for directors' fees .................         24       --           72        --          --          --          --
Issuance of common stock for private
   placement of 2,500 shares of common
   stock, net ....................................      2,500         25     10,596        --          --          --          --
Issuance of common stock for property
   acquisitions and acquisition services .........        195          2        324        --          --          --          --
Net income .......................................       --         --         --          --         2,434        --          --
                                                     --------   --------   --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 1996 .....................      9,089         91     14,030        --         4,565          91          52
Stock issued for directors' fees .................         31       --          181        --          --          --          --
Stock issued for stock purchase plan .............          9       --           29        --          --          --          --
Stock issued for stock option plan, net ..........          4       --         --          --          --          --          --
Issuance costs for private placement
  of 2,500 shares of common stock ................       --         --          (88)       --          --          --          --
Translation adjustment ...........................       --         --         --          (227)       --          --          --
Net loss .........................................       --         --         --          --        (2,049)       --          --
                                                     --------   --------   --------    --------    --------    --------    --------
Balance at December 31, 1997 .....................      9,133   $     91   $ 14,152    $   (227)   $  2,516          91    $     52
                                                     ========   ========   ========    ========    ========    ========    ========

    The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                               SOUTHERN MINERAL CORPORATION
                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                      (in thousands)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                           1997          1996        1995
                                                             --------      --------    --------
  Net (loss) income ......................................   $ (2,049)     $  2,434    $   (137)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
     Depreciation, depletion and amortization ............      4,211         2,875         792
     Gains on sales of properties and other assets .......       (413)         (453)       (170)
     Impairment of oil and gas properties ................      2,838           603        --
     Exploration expenses ................................        930           262         221
     (Decrease) increase in deferred taxes ...............       (130)          279        --
     Common stock issued as compensation .................        210            72          12
     Amortization of note issuance costs .................         66          --          --
     Imputed interest ....................................         75          --          --
     Change in assets and liabilities, net of
       effects of acquisitions and dispositions:
        (Increase) decrease in receivables ...............       (987)       (1,224)        214
        (Increase) decrease in other current assets ......         (9)          231         (39)
        Increase in other assets .........................       --            (115)       --
        Increase (decrease) in payables ..................      2,066           134         (70)
                                                             --------      --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ..........      6,808         5,098         823
                                                             --------      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of:
     Producing properties ................................         26           258         511
     Properties held for sale and unproven properties ....      1,037          --            97
  Decrease (increase) in marketable securities:
     Purchases ...........................................       --            --        (1,914)
     Maturities and sales ................................       --            --         3,483
  Capital expenditures:
     Acquisition, exploration and development ............    (16,168)       (2,836)       (651)
     Properties held for sale ............................     (2,203)         (470)       (684)
  Cash paid for partnership interest, net of cash received       --          (2,590)       --
  Cash paid for acquisition of Stone & Webster properties,
    net of cash received .................................       --            --       (16,215)
  Cash received for sale of Venture Resources, Inc., net
    of cash transferred ..................................       --           1,143        --
  Cash paid for BEC Energy, Inc. .........................    (10,683)         --          --
  Cash paid for SMC Ecuador, Inc. ........................     (2,816)         --          --
  Other ..................................................        (24)         --           (63)
                                                             --------      --------    --------
      NET CASH USED IN INVESTING ACTIVITIES ..............    (30,831)       (4,495)    (15,436)
                                                             --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debenture offering .......................     41,400          --          --
  Debenture offering costs ...............................     (2,536)         --          --
  Proceeds from revolving loan ...........................     19,200         4,300      15,215
  Payments on revolving loan .............................    (23,100)      (15,615)       --
  Payments on note payable ...............................     (1,262)         --          --
  Loan acquisition costs .................................        (45)         --          (127)
  Proceeds from sale of treasury stock ...................       --            --            38
  Purchase of treasury stock .............................       --            --            (6)
  Proceeds from equity offering, net .....................        (88)       10,621        --
                                                             --------      --------    --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      33,569          (694)     15,120
                                                             --------      --------    --------
EFFECT OF EXCHANGE VALUATION ON CASH .....................         (6)         --          --
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      9,540           (91)        507
  Cash and cash equivalents at beginning of year .........        471           562          55
                                                             --------      --------    --------
  Cash and cash equivalents at end of year ...............   $ 10,011      $    471    $    562
                                                             ========      ========    ========

 The accompanying notes to consolidated financial statements of Southern Mineral
     Corporation and subsidiaries are an integral part of these statements.

                               SOUTHERN MINERAL CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS-CONTINUED

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1997       1996       1995
                                                               --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Taxes .................................................   $    984   $    363   $     (5)
     Interest ..............................................        916      1,210       --

NON CASH TRANSACTIONS
  Issuance of common stock for property acquisition services       --          326       --
  Change in deferred tax liability on property acquisitions        --          284       --
  Directors' fees and employee compensation for stock ......        210         72         12
  Note payable for property acquisition ....................      1,394       --         --
  Accretion of discount ....................................   $     75   $   --     $   --

The accompanying notes to consolidated financial statements of Southern Mineral
     Corporation and subsidiaries are an integral part of these statements.

                      SOUTHERN MINERAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL BUSINESS - Southern Mineral Corporation, a Nevada corporation, with its subsidiaries (the "Company"), is an independent oil and gas company headquartered in Houston, Texas. The Company is engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast, the Mid-continent, Ecuador and in Canada, with a primary focus on the Gulf Coast Basin, both onshore and offshore. The Company owns interests in more than 2,700 oil and gas properties in those four regions. The Company's business strategy is to increase reserves and shareholder value through a balanced program of acquisitions, exploitation and controlled risk exploration. In addition to oil and gas leasehold interests, the Company owns fee interests in the oil and gas under some 665,148 gross surface acres (comprising some 346,760 net mineral acres) in Mississippi, Texas and New Mexico. The Company has no current development or other plans with respect to these fee interests other than leasing them to third parties for exploration and development.

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

REVENUES - Natural gas revenues generally are recorded using the sales method, whereby the Company recognizes natural gas revenue based on the amount of gas sold to purchasers on its behalf. All other revenue also are recorded using the sales method. The Company believes that imbalances related to the sales of natural gas are insignificant.

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

The Company estimates that residual salvage values of equipment would approximate any future dismantlement, restoration or abandonment costs.

Maintenance and repairs are charged to expense as incurred.

OIL AND GAS PROPERTIES HELD FOR SALE - The costs of non-producing exploratory properties held for sale, including lease bonuses and other acquisition costs, are capitalized and carried at the lower of cost or estimated net realizable value. Geological, geophysical, and other exploration costs of non-producing properties are capitalized to the extent such costs are reimbursed upon sale of the property, determined by management based on the attributes of each property. Otherwise, such costs, if any, are expensed. For those properties in which the Company sells a portion of its interest, the cost of such properties, net of reimbursements, are removed from this account and are included in property and equipment if proved reserves are found.

Producing oil and gas properties, which have been identified for sale, are carried at the lower of cost or estimated market.

Properties held for sale and other assets at December 31, 1995, include ten non-contiguous pipeline and gathering systems, which are not part of the Company's core business operations. The carrying value of these assets was $675,000.

                      SOUTHERN MINERAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

EARNINGS (LOSS) PER SHARE - Statements of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 31, 1997 earnings data, and accordingly, has restated all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options and convertible debt. A reconciliation of such earnings per share data is as follows (stated in thousands except per share data):

                                                  NET INCOME           PER SHARE
      YEAR ENDED DECEMBER 31, 1997                  (LOSS)      SHARES  AMOUNTS
                                                    -------    -------   ------
         Basic earnings per share ...............   $(2,049)     9,109   $ (.22)
         Effect of dilutive warrants ............      --          440     --
         Effect of dilutive stock options .......      --          277     --
                                                    -------    -------   ------
         Diluted earnings per share .............   $(2,049)     9,826   $ (.22)
                                                    =======    =======   ======
      YEAR ENDED DECEMBER 31, 1996
         Basic earnings per share ...............   $ 2,434      6,621   $  .37
         Effect of dilutive warrants ............      --          290     --
         Effect of dilutive stock options .......      --          203     --
                                                    -------    -------   ------
         Diluted earnings per share .............   $ 2,434      7,114   $  .34
                                                    =======    =======   ======
      YEAR ENDED DECEMBER 31, 1995
         Basic earnings per share ...............   $  (137)     5,701   $ (.02)
         Effect of dilutive stock options .......      --         --       --
                                                    -------    -------   ------
         Diluted earnings per share .............   $  (137)     5,701   $ (.02)
                                                    =======    =======   ======

                      SOUTHERN MINERAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Common stock equivalents with a weighted average of 493,000 are reflected in the calculation of diluted earnings per share for the year ended December 31, 1996. Common stock equivalents with a weighted average of 719,000 common stock equivalents are not considered in the 1997 calculation of diluted earnings per share due to the net loss recorded during the year. No adjustment to net income
(loss) was made in calculating diluted per share for 1997, 1996 and 1995.

RECLASSIFICATIONS - Certain amounts in prior financial statements have been reclassified to conform to the 1997 financial statement presentation.

NOTE 2 ACQUISITIONS

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

On May 20, 1997, the Company purchased from Mario Garcia and Dolores E. Garcia, the outstanding capital stock of BEC Energy, Inc. ("BEC"). The purchase price was $10,640,000. BEC's assets consist of working interest in fourteen oil and gas wells located in the Big Escambia Creek Field, Escambia County, Alabama. The acquisition was financed from proceeds under the Company's bank revolving line of credit. The acquisition was accounted for as a purchase. The Company has since acquired additional interest in the field in three transactions totaling $6,300,000.

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

In addition, during 1997 the Company has acquired other interests, including a 10% interest in a concession in the Santa Elena Peninsula in Ecuador for approximately $2,800,000, none of which would have had a material effect on the historical results of the Company.

The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1996:

                                                   TWELVE MONTHS ENDED DECEMBER 31,
                                                    -----------------------------
                                                       1997              1996
                                                    ----------        -----------
                                               (000's omitted, except per share data)
Revenues ....................................       $   15,254        $   15,449
Net income (loss) ...........................           (2,832)            2,015
Net income (loss) per share-basic ...........       $     (.31)       $      .30
Net income (loss) per share-diluted .........       $     (.31)       $      .28

These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1996 or 1997, respectively. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property, plant and equipment.

NOTE 3  LONG TERM DEBT AND NOTE PAYABLE BANK

On December 31, 1997, the Company entered into a revised credit facility consisting of a secured reducing revolving line of credit with an initial borrowing base of $34,000,000 ("Revolver Note"). The borrowing base of the Revolver Note reduces by $400,000 per month commencing February 1, 1998, and is reviewed by the bank semi-annually until

                      SOUTHERN MINERAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

maturity on June 1, 2000. Under the terms of the Revolver Note, the borrowing base is redetermined semi-annually by the lending bank based upon its calculation of changes in the underlying reserve values securing the credit facility. As of December 31, 1997, the Company had no borrowings under the Revolver Note leaving an unfunded commitment of $34,000,000. The Revolver Note bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus one and one half percent to two percent depending upon the level of debt outstanding. The credit facility prohibits the payment of dividends, contains certain covenants relating to the Company's financial condition and is secured by substantially all the assets of the Company. The Revolver Note has no payments due in 1998 and the outstanding balance is due in 2000. On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The Revolving Note was paid from proceeds of the convertible debentures. The debentures are convertible at any time prior to maturity, at a conversion price of $8.26 per share. Long-term debt consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                            1997           1996
                                                          -------        -------
Revolving Note ...................................        $  --          $ 3,900
Convertible subordinated debentures ..............         41,400           --
                                                          -------        -------
Long-term debt ...................................        $41,400        $ 3,900
                                                          =======        =======


NOTE 4  FEDERAL AND STATE INCOME TAXES

Income tax expense attributable to income from continuing operations consists of (in thousands):
                                               CURRENT      DEFERRED      TOTAL
                                                -----        -----        -----
YEAR ENDED DECEMBER 31, 1997:
  U.S. Federal ..........................       $ (96)       $(311)       $(407)
  State and local .......................         112         --            112
  Foreign ...............................         288          181          469
                                                -----        -----        -----
                                                $ 304        $(130)       $ 174
                                                =====        =====        =====
YEAR ENDED DECEMBER 31, 1996:
  U.S. Federal ..........................       $   8        $ 306        $ 314
  State and local .......................           5         --              5
  Foreign ...............................         387          (27)         360
                                                -----        -----        -----
                                                $ 400        $ 279        $ 679
                                                =====        =====        =====
YEAR ENDED DECEMBER 31, 1995:
  U.S. Federal ..........................       $ --         $ --         $ --
  State and local .......................           9          --             9
  Foreign ...............................         --           --           --
                                                -----        -----        -----
                                                $   9        $ --         $   9
                                                =====        =====        =====

Differences between the effective tax rate and the statutory federal rate are as follows:
                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                               1997       1996       1995
                                             ------     ------     ------
Statutory rate for benefit ...............    (34.0%)    (34.0%)    (34.0%)
Valuation allowance ......................     38.9      (13.1)      33.6
Foreign taxes, net of federal benefit ....      9.7        7.6       --
State taxes, net of federal benefit ......      4.0        0.7        4.5
Percentage depletion .....................    (12.1)      (8.1)      --
Other ....................................      2.8        0.7        2.9
                                             ------     ------     ------
Effective tax rate .......................      9.3%      21.8%       7.0%
                                             ======     ======     ======

Deferred taxes at December 31, consist of the following (in thousands):

                      SOUTHERN MINERAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Deferred tax assets:                                       1997          1996
                                                          -------       -------
  Oil and gas properties ...........................      $    56       $  --
  Net operating loss carryforward ..................          276            92
  Other ............................................           11            10
  Statutory depletion carryforward .................          386           159
                                                          -------       -------
                                                              729           261
Valuation allowance ................................         (729)         --
                                                          -------       -------
                                                             --             261
Deferred tax liabilities:
  Oil and gas properties ...........................         --             572
  Oil and gas properties - Canadian taxes ..........        1,039           858
                                                          -------       -------
                                                            1,039         1,430
                                                          -------       -------
                                                          $(1,039)      $(1,169)
                                                          =======       =======

The valuation allowance for deferred tax assets as of January 1, 1997 and 1996 was $729,000 and $0, respectively. The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $729,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate sufficient future taxable income prior to the expiration of the net operating loss carryforwards in 2012. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

For federal tax purposes, the Company had a net operating loss carryforward of approximately $812,000 for the year ended 1997. The Company also has an alternative minimum tax credit carryforward of approximately $11,000 and statutory depletion carry forward of $1,136,000 at December 31, 1997.

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

NOTE 6  MAJOR CUSTOMERS

The Company is principally engaged in a single industry segment, the exploration, development, and production of oil and gas reserves in the United States, Ecuador and Canada. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows (in thousands):

CUSTOMER                                         1997        1996        1995
                                                ------       ------       ------
G C Marketing Company ...................       $2,267       $3,212       $ --
Mike Rogers Drilling Company ............         --            591          746
Damsco Distribution .....................        1,656         --           --
Diasu Oil & Gas Co., Inc. ...............        1,631         --           --
Ashtola Exploration Company .............         --           --            208

NOTE 7  COMMON STOCK

During 1997 and 1996, the Company granted options exercisable for 170,000 and 130,000 shares of Common Stock respectively under the Company's 1996 Stock Option Plan (the "SOP"). Pursuant to the SOP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1997 and 1996 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price therefor reported on the Nasdaq National Market System.

During 1997, the Company granted options exercisable for 135,000 shares of Common Stock under the Company's 1997 Stock Option Plan (the "SOP"). Pursuant to the SOP, the Company may grant options to purchase up to 700,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The SOP is administered by the Compensation Committee of the Company's Board of Directors which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1997 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price reported on the Nasdaq National Market Systems.

During 1996, the Company established the 1996 Employee Stock Purchase Plan, which covers substantially all employees. An aggregate of 300,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the Employee Stock Purchase Plan. During 1997, 6,297 options were granted under the Employee Stock Purchase Plan.

During 1995, the Company established the "1995 Non-Employee Director Compensation Plan" in order to compensate non-employee Directors with shares of the Company's common stock in lieu of cash fees. The plan authorizes a total of 100,000 shares of common stock for issuance and provides that for attending a regular or special meeting of the Board of Directors each non-employee Director will be issued 1,000 shares of registered common stock.

The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                        1997       1996
                                                      --------    ------
Net income (loss)                    As reported      $(2,049)    $2,434
                                     Pro forma         (2,127)     1,938
Basic earnings per share             As reported        (0.22)       .37
                                     Pro forma          (0.23)       .29
Fully diluted earnings per share     As reported        (0.22)       .34
                                     Pro forma        $ (0.23)   $   .27

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1997 and 1996:

      Expected volatility                             52.52%
      Risk free rate                                  5.20% to 7.80%
      Expected life of options                        3 to 7 years
      Expected dividend yield                         0%

In 1996, the Company entered into an exploration arrangement with Diasu Oil & Gas Co., Inc. ("Diasu") and Diasu's two principal shareholders. Pursuant to the arrangement, the Company issued the Diasu shareholders 175,000 shares of common stock and warrants to purchase up to 600,000 shares at $2.00 a share for a term of five years.

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

A summary of the Company's stock options and warrants of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                1997                          1996                             1995
                                          WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                               SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                             ----------    ---------------   ----------   ---------------   ----------   ---------------
Outstanding at
   beginning of year .....     1,668,87    $          1.71      818,878   $          1.09      450,000   $          1.00
Granted ..................      305,000               5.97      850,000              2.49      368,878              1.22
Exercised ................       (8,090)              3.00         --                                               --
Forfeited ................         --                              --                             --
                             ----------                      ----------                     ----------
Outstanding at
     end of year              1,965,788    $          2.37    1,668,878   $          1.71      818,878   $          1.09
                             ==========                      ==========                     ==========
Options exercisable
     at end of year ......    1,548,878                       1,548,878                        818,878
                             ==========                      ==========                     ==========

The weighted-average fair value of compensatory options granted during 1997 , 1996 and 1995 were $5.97, $2.49 and $1.22, respectively, per option.

         The following table summarizes information about options and warrants outstanding at December 31, 1997:

                              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  ----------------------------------------------  -----------------------------
                               WEIGHTED-AVERAGE
    RANGE OF        NUMBER        REMAINING      WEIGHTED-AVERAGE    NUMBER    WEIGHTED-AVERAGE
 EXERCISE PRICES  OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE  OUTSTANDING   EXERCISE PRICE
----------------  -----------  ----------------   --------------  -----------   --------------
$1.00 to 1.50         828,878        4.91 years          $  1.10      828,878         $   1.10
 2.00 to 3.00         711,910        3.08 years             2.16      600,000             2.00
 3.50 to 5.00         255,000        4.19 years             4.76      120,000             4.50
 5.50 to 6.75         170,000        4.87 years             6.75          --              --
                  -----------                                      ----------
                    1,965,788                                       1,548,878
                  ===========                                      ==========

NOTE 8  COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease expiring December 31, 1998. Lease commitments at December 31, 1997, are payable $134,184 in 1998. Lease expense in 1997, 1996 and 1995 were $136,192, $133,755 and
$66,212, respectively.

No material legal proceedings are pending.

The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability has been accrued as of December 31, 1997 and 1996.


NOTE 9  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data of the Company are presented below for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                                                        FULLY
                                    INCOME                 BASIC       DILUTED
                                    (LOSS)        NET      INCOME      INCOME
1997                                 FROM       INCOME     (LOSS)      (LOSS)
QUARTER                REVENUES   OPERATIONS    (LOSS)    PER SHARE   PER SHARE
                       --------    --------    --------    --------    --------
March 31 ...........   $  4,017    $  1,620    $  1,111    $    .12    $    .12
June 30 ............      3,247       1,124         551         .06         .06
September 30 .......      3,492        (212)       (269)      (0.03)      (0.03)
December 31 ........      3,447      (3,144)     (3,442)      (0.38)      (0.38)
                       --------    --------    --------    --------    --------
                         14,203        (612)     (2,049)      (0.22)      (0.22)
                       ========    ========    ========    ========    ========
1996
QUARTER
March 31 ...........      3,010       1,006         825         .13         .12
June 30 ............      2,819       1,386         620         .09         .09
September 30 .......      3,031       1,051         627         .10         .09
December 31 ........      3,373         626         362         .05         .05
                       --------    --------    --------    --------    --------
                       $ 12,233    $  4,069    $  2,434    $    .37    $    .34
                       ========    ========    ========    ========    ========

NOTE 10  RETIREMENT BENEFITS

The Company terminated its 401(k) Retirement Plan in 1995, and adopted a Simplified Employee Pension Plan ("SEP"). The SEP allows employees to defer part of their salary. Employer contributions are optional, and the Company will determine annually whether it will contribute and at what level. The maximum amount that can be contributed annually per SEP plan participant from a combination of salary deferrals plus Company optional contributions is $22,500. The Company's contributions amounted to $33,784 and $22,554 in 1997 and 1996, respectively, and was 50% of the amount contributed by each of the participants in the plan for both years.

Prior to October 1, 1995, the Company had a 401(k) retirement plan covering all of its eligible employees. Under the 401(k) plan, subject to certain plan limitations and certain provisions of the Internal Revenue Code, plan participants could contribute up to 15% of their pre-tax compensation. For the year ended December 31, 1995, the Company contributed a matching contribution limited to 5% of each plan participant's compensation, except an additional qualified non-elective contribution of 3% of participant's compensation was made for non-key employees. The Company's contributions amounted to $5,000 in 1995.

NOTE 11 GEOGRAPHIC DATA

The Company is an independent oil and gas company engaged in the acquisition, development and exploration of oil and natural gas properties. All earnings before January 1, 1996 were domestic earnings. Information about the Company's operations by geographic area for the years ended December 31, 1996 and 1997 is as follows (in thousands):

                                                     U. S.      ECUADOR      CANADA     TOTAL
                                                    --------    --------    --------   --------
YEAR ENDED DECEMBER 31, 1997
Oil & gas sales .................................   $ 10,116    $    386    $  3,701   $ 14,203
Expense:
     Production .................................      2,785         278         619      3,682
     Exploration ................................      1,672          76          28      1,776
     Impairment of oil and
       gas properties ...........................      2,838        --          --        2,838
     Depreciation, depletion and
       amortization .............................      3,187         177         847      4,211
     General & administrative ...................      1,044          28       1,236      2,308
                                                    --------    --------    --------   --------
                                                      11,526         559       2,730     14,815
                                                    --------    --------    --------   --------
Interest & other income, net ....................        304          19           5        328
Interest expense ................................     (1,591)       --          --       (1,591)
                                                    --------    --------    --------   --------
Net (loss) income before income taxes ...........     (2,697)       (154)        976     (1,875)
Income tax provision (benefit) ..................       (295)       --           469        174
                                                    --------    --------    --------   --------
Net (loss) income ...............................   $ (2,402)   $   (154)   $    507   $ (2,049)
                                                    ========    ========    ========   ========

IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1997 .....   $ 42,561       3,465    $  5,838   $ 51,864
Corporate assets-cash and cash equivalents ......                                        10,011
                                                                                       --------
Total assets ....................................                                      $ 61,875
                                                                                       ========

YEAR ENDED DECEMBER 31, 1996

Oil and gas sales ...............................   $  8,136    $   --      $  3,644   $ 11,780
Gains on sales of properties ....................        424        --            29        453
                                                    --------    --------    --------   --------
                                                       8,560        --         3,673     12,233
Expense:
     Production .................................      1,880        --           862      2,742
     Exploration ................................        218        --            44        262
     Impairment of oil and gas properties .......        603        --          --          603
     Depreciation, depletion and amortization ...      1,896        --           979      2,875
     General & administrative ...................        802        --           880      1,682
                                                    --------    --------    --------   --------
                                                       5,399        --         2,765      8,164
                                                    --------    --------    --------   --------
Interest & other income, net ....................         99        --           187        286
Interest expense ................................     (1,242)       --             0     (1,242)
                                                    --------    --------    --------   --------
Net income before income taxes ..................      2,018        --         1,095      3,113
Income taxes ....................................        319        --           360        679
                                                    --------    --------    --------   --------
Net income ......................................   $  1,699    $   --      $    735   $  2,434
                                                    --------    ========    --------   --------

IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1996 .....   $ 17,646    $   --      $  6,269   $ 23,915
Corporate assets-cash and cash equivalents ......                                           471
                                                                                       --------
Total assets ....................................                                      $ 24,386
                                                                                       ========

NOTE 12  OIL AND GAS PRODUCING ACTIVITIES

The Company's capitalized costs of all oil and gas properties and related allowances for depreciation and depletion are as follows at December 31 (in thousands):

                                                       1997              1996
                                                     --------          --------
Proved properties ..........................         $ 53,437          $ 24,888
Unproven properties ........................              494               525
Less accumulated depreciation
 and depletion .............................          (11,905)           (5,072)
                                                     --------          --------
Total ......................................         $ 42,026          $ 20,341
                                                     --------          --------

The Company's depreciation, depletion and amortization costs per Mcfe in 1997, 1996 and 1995 were $0.78, $0.60 and $0.87, respectively.

The Company's share of oil and gas revenues produced from its royalty interests was $1,053,000, $979,000 and $169,000 for the years ended December 31, 1997,
1996, and 1995, respectively.

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows (in thousands):

AS OF DECEMBER 31, 1997              UNITED STATES ECUADOR    CANADA      TOTAL
                                        -------    -------    -------    -------
Property acquisition costs
  Proved ...........................    $22,492    $ 2,582    $  --      $25,074
  Unproved .........................       --         --         --         --
Exploration costs ..................      5,606         76       --        5,682
Development cost ...................      2,209      1,023        402      3,634
                                        -------    -------    -------    -------
Total costs incurred ...............     30,307      3,681        402     34,390
                                        =======    =======    =======    =======
AS OF DECEMBER 31, 1996
Property acquisition costs
  Proved ...........................      4,595       --         --        4,595
  Unproved .........................       --         --         --         --

Exploration costs ..................        373       --         --          373
Development cost ...................        426       --          642      1,068
                                        -------    -------    -------    -------
Total costs incurred ...............      5,394       --          642      6,036
                                        =======    =======    =======    =======

AS OF DECEMBER 31, 1995
Property acquisition costs
  Proved ...........................     17,785       --         --       17,785
  Unproved .........................        876       --         --          876
Exploration costs ..................        214       --         --          214
Development cost ...................        248       --         --          248
                                        -------    -------    -------    -------
Total costs incurred ...............    $19,123    $  --      $  --      $19,123
                                        =======    =======    =======    =======

RESERVE QUANTITY INFORMATION (unaudited)

The following three tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally located onshore in the continental United States, Ecuador and Canada. The Company's reserve information has been based on estimates prepared by an independent consulting petroleum engineer. The independent consultant who prepared the reserve estimate information as of December 31, 1994, was Hedrick and Associates. Hedrick and Associates is no longer in business as of December 31, 1995. Netherland, Sewell & Associates, Inc. has prepared the domestic reserve estimates as of December 31, 1995 and December 31, 1997 and audited the December 31, 1996 domestic reserve estimates which were prepared by the Company. McDaniel & Associates Consultants LTD prepared the Canadian reserve estimates as of December 31, 1995, 1996 and 1997. Ryder Scott prepared the Ecuador reserve estimates as of December 31, 1997. The U S. reserves have been prepared using an average oil price of $16.91, $24.41 and $18.09 per barrel and an average gas price of $2.20, $3.91 and $2.00 per Mcf, as of January 1, 1998, 1997 and 1996, respectively. The Canadian reserves have been prepared using an average oil price of $15.30, $23.66 and $16.29 per barrel and an average gas price of $1.34, $1.62 and $1.12 per Mcf, as of January 1, 1998, 1997 and 1996, respectively. The Ecuador reserves where prepared using an average oil price of $18.00 as of January 1, 1998.

                                                      U. S.                        Ecuador
                                           --------------------------    --------------------------
Proved Reserves                                Oil            Gas             Oil            Gas
                                             (Bbls)          (Mcf)          (Bbls)          (Mcf)
                                           -----------    -----------    -----------    -----------
   BALANCE, DECEMBER 31, 1994 ..........       228,196        786,060           --             --
   Extensions, discoveries and additions            66          8,449           --             --
   Revisions of previous estimates .....       (24,715)      (145,903)          --             --
   Purchase of minerals in place .......       568,702     20,400,151           --             --
   Production ..........................       (84,848)      (404,319)          --             --
                                           -----------    -----------    -----------    -----------
   BALANCE, DECEMBER 31, 1995 ..........       687,401     20,644,438           --             --
   Extensions, discoveries and additions         6,081        479,336           --             --
   Revisions of previous estimates .....        33,975       (519,051)          --             --
   Purchase of minerals in place .......       109,252      4,590,014           --             --
   Production ..........................      (120,855)    (2,396,379)          --             --
                                           -----------    -----------    -----------    -----------
   BALANCE, DECEMBER 31, 1996 ..........       715,854     22,798,358           --             --
   Extensions, discoveries and additions        20,480      2,869,630         26,395           --
   Revisions of previous estimates .....        70,093       (814,731)       (26,395)          --
   Purchase of minerals in place .......     1,746,890      7,702,198        489,971           --
   Production ..........................      (203,109)    (2,554,072)       (23,966)          --
                                           -----------    -----------    -----------    -----------
   BALANCE, DECEMBER 31, 1997 ..........     2,350,208     30,001,383        466,005           --
                                           ===========    ===========    ===========    ===========
PROVED DEVELOPED RESERVES
   BALANCE, DECEMBER 31, 1995 ..........       661,852     20,446,505           --             --
   BALANCE, DECEMBER 31, 1996 ..........       608,705     19,361,667           --             --
   BALANCE, DECEMBER 31, 1997 ..........     2,334,122     29,156,068        466,005           --
                                                     Canada                         Total
                                           --------------------------    --------------------------
Proved Reserves                                Oil            Gas            Oil            Gas
                                             (Bbls)          (Mcf)          (Bbls)         (Mcf)
                                           -----------    -----------    -----------    -----------
   BALANCE, DECEMBER 31, 1994 ..........          --             --          228,196        786,060
   Extensions, discoveries and additions          --             --               66          8,449
   Revisions of previous estimates .....          --             --          (24,715)      (145,903)
   Purchase of minerals in place .......       729,135      4,716,121      1,297,837     25,116,272
   Production ..........................          --             --          (84,848)      (404,319)
                                           -----------    -----------    -----------    -----------
   BALANCE, DECEMBER 31, 1995 ..........       729,135      4,716,121      1,416,536     25,360,559
   Extensions, discoveries and additions        31,351      1,506,458         37,432      1,985,794
   Revisions of previous estimates .....       (12,623)        79,948         21,352       (439,103)
   Purchase of minerals in place .......          --             --          109,252      4,590,014
   Production ..........................      (112,563)      (961,527)      (233,418)    (3,357,906)
                                           -----------    -----------    -----------    -----------
   BALANCE, DECEMBER 31, 1996 ..........       635,300      5,341,000      1,351,154     28,139,358
   Extensions, discoveries and additions        15,774         95,139         62,649      2,964,769
   Revisions of previous estimates .....       (30,595)       384,760         13,103       (429,971)
   Purchase of minerals in place .......        (1,793)      (295,974)     2,235,068      7,406,224
   Production ..........................       (93,486)      (942,625)      (320,561)    (3,496,697)
                                           -----------    -----------    -----------    -----------

   BALANCE, DECEMBER 31, 1997 ..........       525,200      4,582,300      3,341,413     34,583,683
                                           ===========    ===========    ===========    ===========
PROVED DEVELOPED RESERVES
   BALANCE, DECEMBER 31, 1995 ..........       729,135      4,716,121      1,390,987     25,162,626
   BALANCE, DECEMBER 31, 1996 ..........       635,300      5,341,000      1,244,005     24,702,667
   BALANCE, DECEMBER 31, 1997 ..........       525,200      4,582,300      3,325,327     33,738,368

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

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

The future cash flows are based on sales prices, costs and statutory income tax rates in existence at the dates of the projections. Since future projections are inherently imprecise, material revisions to reserve estimates may occur in the future. Further, production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred are expected to vary from those used. Management does not rely upon the information that follows in making investment and operating decisions; rather, those decisions are based upon a wide range of factors, including estimates of proved and probable reserves, and price and cost assumptions different from those reflected herein.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves as of December 31 (all Company reserves were located in the United States prior to 1995): (in thousands)

At December 31, 1997                         U.S.       ECUADOR      CANADA       TOTAL
                                          ---------    ---------    ---------    ---------
Future cash inflows ...................   $ 106,515    $   8,388    $  16,240    $ 131,143
Future production and development
  costs ...............................     (32,626)      (4,829)      (6,847)     (44,302)
Future income taxes ...................     (12,368)         (40)      (1,287)     (13,695)
                                          ---------    ---------    ---------    ---------
        Future net cash flows .........      61,521        3,519        8,106       73,146
10% Annual discount ...................     (22,211)      (1,138)      (1,825)     (25,174)
                                          ---------    ---------    ---------    ---------
Standardized measure of discounted
  future net cash flows ...............      39,310        2,381        6,281       47,972
                                          =========    =========    =========    =========
AT DECEMBER 31, 1996
Future cash inflows ...................     109,510         --         26,814      136,324
Future production and development costs     (22,340)        --         (8,101)     (30,441)
Future income taxes ...................     (22,719)        --         (4,869)     (27,588)
                                          ---------    ---------    ---------    ---------
        Future net cash flows .........      64,451         --         13,844       78,295
10% Annual discount ...................     (24,842)        --         (4,119)     (28,961)
                                          ---------    ---------    ---------    ---------
Standardized measure of discounted
  future net cash flows ...............      39,609         --          9,725       49,334
                                          =========    =========    =========    =========
AT DECEMBER 31, 1995
Future cash inflows ...................      53,075         --         20,171       73,246
Future production and development costs     (12,827)        --         (8,628)     (21,455)
Future income taxes ...................      (9,165)        --         (1,938)     (11,103)
                                          ---------    ---------    ---------    ---------
        Future net cash flows .........      31,083         --          9,605       40,688

10% Annual discount ...................     (13,793)        --         (2,295)     (16,088)
                                          ---------    ---------    ---------    ---------
Standardized measure of discounted
  future net cash flows ...............   $  17,290    $    --      $   7,310    $  24,600
                                          =========    =========    =========    =========

The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

AT DECEMBER 31, 1997                                U.S.     ECUADOR      CANADA      TOTAL
                                                 --------    --------    --------    --------
Standardized measure -- beginning of year ....   $ 39,609    $   --      $  9,725    $ 49,334
Oil and gas sales, net of production costs ...     (7,217)       (108)     (2,783)    (10,108)
Sales of reserves in place ...................         (6)       --          (138)       (144)
Purchases of reserves in place ...............     19,980       2,114        --        22,094
Net changes in prices, net of production costs    (25,178)       --        (4,623)    (29,801)
Extensions and discoveries ...................      2,877         104         301       3,282
Revisions to previous quantity estimates .....       (388)       --           163        (225)
Net change in income taxes ...................     10,045         547       1,525      12,117
Accretion of discount ........................      5,136        --         1,272       6,408
Changes in estimated future development costs         (93)       --           (36)        129
Developmental costs incurred during the period
     that reduced future development costs ...       --          --          --          --
                                                 --------    --------    --------    --------
Changes in production rates and other ........     (5,455)       (276)        874      (4,857)
                                                 --------    --------    --------    --------
Standardized measure - end of year ...........     39,310       2,381       6,280      47,971
                                                 ========    ========    ========    ========
AT DECEMBER 31, 1996
Standardized measure -- beginning of year ....     24,600        --          --        24,600
Oil and gas sales, net of production costs ...     (9,038)       --          --        (9,038)
Sales of reserves in place ...................       (166)       --          --          (166)
Purchases of reserves in place ...............     13,001        --          --        13,001
Net changes in prices, net of production costs     21,735        --          --        21,735
Extensions and discoveries ...................      6,259        --          --         6,259
Revisions to previous quantity estimates .....     (1,528)       --          --        (1,528)
Net change in income taxes ...................    (11,930)       --          --       (11,930)
Accretion of discount ........................      2,725        --          --         2,725
Changes in estimated future development costs        (786)       --          --          (786)
Developmental costs incurred during the period
     that reduced future development costs ...        480        --          --           480
                                                 --------    --------    --------    --------
Changes in production rates and other ........      3,983        --          --         3,983
                                                 --------    --------    --------    --------
Standardized measure - end of year ...........     49,335        --          --        49,335
                                                 ========    ========    ========    ========
AT DECEMBER 31, 1995
Standardized measure -- beginning of year ....      2,334        --          --         2,334
Oil and gas sales, net of production costs ...     (1,388)       --          --        (1,388)
Sales of reserves in place ...................       --          --          --           --
Purchases of reserves in place ...............     25,346        --          --        25,346
Net changes in prices, net of production costs        (73)       --          --           (73)
Extensions and discoveries ...................         14        --          --            14
Revisions to previous quantity estimates .....       (390)       --          --          (390)
Net change in income taxes ...................     (2,311)       --          --        (2,311)
Accretion of discount ........................        284        --          --           284
Changes in estimated future development costs         230        --          --           230
Developmental costs incurred during the period
     that reduced future development costs ...       --          --          --          --
                                                 --------    --------    --------    --------
Changes in production rates and other ........        554        --          --           554
                                                 --------    --------    --------    --------

Standardized measure - end of year ...........   $ 24,600    $   --      $   --      $ 24,600
                                                 ========    ========    ========    ========

The Company's foreign reserves per Mcfe in 1996 and 1995 were 25% and 27% of total reserves, respectively.

NOTE 13.  SUBSEQUENT EVENTS

On January 28, 1998, the shareholders of both the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of Southern Mineral Corporation. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its common stock to acquire the shares of Amerac common stock. The merger was effective on January 28, 1998, and will be accounted for as a purchase.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Described in the Company's Form 8-K dated April 10, 1997. The Company changed to KPMG Peat Marwick LLP from Grant Thorton LLP. There were no disagreements with current or previous accountants.

                                    PART III

ITEMS 9 THROUGH 12 of this Part III are omitted since the Company expects to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1997 a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. Items 9 through 12 are hereby incorporated by reference herein from such proxy statement. If, for any reason, such proxy statement is not filed within such period, this Form 10-KSB will be appropriately amended.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

               3.1 Restated Articles of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 28, 1998).

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

               10.14 Second Amendment to Credit Agreements between the Company and Compass Bank dated December 17, 1996 (incorporated by reference to Exhibit 10.14 to Form 10KSB dated December 31, 1996).

               10.15 Third Amendment to Credit Agreement between the Company and Compass Bank, dated June 10, 1997 (incorporated by reference to Exhibit 10.15 to Form S-2 (Commission File No. 333-35843)).

               10.16 Fourth Amendment to Credit Agreement between the Company and Compass Bank, dated June 30, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarterly period ended June 30, 1997).

               10.17 Incentive Stock Option Agreement between the Company and M.M. Jensen, Dated August 26, 1997 (incorporated by reference to Exhibit 10.17 to Form S-2 (Commission File No. 333-35843)).

               10.18 Fifth Amendment to Credit Agreement between the Company and Compass Bank, dated December 31, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 28,
                      1998).

               10.19 Sixth Amendment to Credit Agreement between the Company and Compass Bank, dated January 28, 1998 (incorporated by reference to Exhibit 10.2 to Form 8-K dated January. 28,
                      1998).

               10.20 Letter Agreement between the Company an Amerac, dated November 17, 1997 (incorporated by reference to Exhibit
                      10.18 to Form S-4 (Commission File No. 333-42045)).

               10.21 Letter Agreement between the Company an Amerac, dated November 21, 1997 (incorporated by reference to Exhibit
                      10.19 to Form S-4 (Commission File No. 333-42045)).


               21.1   Subsidiaries of the Company

                                                            OTHER NAME UNDER WHICH     JURISDICTION OF
                      NAME OF SUBSIDIARY                 SUBSIDIARY CONDUCTS BUSINESS   INCORPORATION
                      ------------------                 ----------------------------  ----------------
                      SMC Production Co.                             None                  Texas
                      Spruce Hills Production Company, Inc.          None                  Delaware
                      BEC Energy, Inc.                               None                  Texas
                      SMC Ecuador, Inc.                              None                  Delaware

               23.1   Consent of KPMG Peat Marwick LLP (filed herewith).

               23.2   Consent of Grant Thorton LLP (filed herewith).

               23.3 Consent of Netherland, Sewell & Associates, Inc. (filed herewith)

               23.4 Consent of McDaniel & Associates Consultants, Ltd. (filed herewith)

               23.5   Consent of Ryder Scott (filed herewith)

               27.1   Financial Data Schedule (filed herewith).

               99.1 Application and Affidavit Pursuant to Rule 437 under the Securities Act of 1933 regarding impracticability of obtaining written consent of Hedrick and Associates (filed herewith).

        (b)    Reports on Form 8-K

               Form 8-K of the Company dated November 17, 1997 reporting the definitive agreement for the merger of Amerac Energy Corporation with a subsidiary of the Company.

               Form 8-K of the Company dated November 23, 1997 reporting the purchase of an interest in the Lake Raccourci Field for $5,400,000.

               Form 8-K of the Company dated January 28, 1998 reporting the consummation of the merger of Amerac Energy Corporation with a Subsidiary of the Company and approval of the Restated Articles of Incorporation by the shareholders of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              SOUTHERN MINERAL CORPORATION

                                              BY:_____________________________
                                                       Steven H. Mikel
                                                 President and Chief Executive
                                                 Officer
Date: March 25, 1998

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        /s/_________________________               Director                            March      , 1998
            B. Travis Basham

        /s/_________________________               Director                            March      , 1998
            Thomas R. Fuller

        /s/_________________________               Director                            March      , 1998
            Robert R. Hillery

        /s/_________________________               Director                            March      , 1998
            E. Ralph Hines, Jr.

        /s/_________________________               Director and Chairman               March      , 1998
            Howell H. Howard                       of the Board of Directors

        /s/_________________________               Director, President and Chief       March      , 1998
            Steven H. Mikel                        Executive Officer

        /s/_________________________               Director                            March      , 1998
            James E. Nielson

        /s/_________________________               Director                            March      , 1998
            Donald H. Wiese, Jr.

        /s/_________________________               Director                            March      , 1998
           Spencer L. Youngblood

        /s/_________________________               Director                            March      , 1998
           Jeffrey B. Robinson

        /s/_________________________               Vice President-Finance              March      , 1998
               James H. Price                      (principal financial officer)

        /s/_________________________               Treasurer                           March      , 1998
               M. M. Jenson                        (principal accounting officer)

                                    Page 44