Form 10QSB
period 1998-03-31
SOUTHERN MINERAL CORP
filed 1998-05-15
CIK 92223

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-8043

                          SOUTHERN MINERAL CORPORATION
        (Exact Name of Small Business Issuer as Specified In Its Charter)

                 NEVADA                                     36-2068676
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

        1201 LOUISIANA, SUITE 3350                         77002-5686
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

                              Yes [ ]    No [X]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 13, 1998, there were 12,494,100 shares of the Issuer's common stock outstanding.

        Transitional Small Business Disclosure Format (check one):

                              Yes           No X

--------------------------------------------------------------------------------

                          SOUTHERN MINERAL CORPORATION
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS:

      Condensed Consolidated Balance Sheet as of March 31, 1998 and December
      31,1997................................................................3
      Condensed Consolidated Statement of Operations for the

           three months ended March 31, 1998 and 1997........................4

      Condensed Consolidated Statement of Cash Flows for the

           three months ended March 31, 1998 and 1997........................5
      Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results of Operations..........................8
      Liquidity and Capital Resources........................................9

PART II. OTHER INFORMATION..................................................11

Item 6.  Exhibits and Reports on Form 8-K...................................11

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               (thousands omitted)

                                                         MARCH 31, DECEMBER 31,
                                                           1998        1997
                                                        ---------- ------------
ASSETS                                                   (Unaudited)

CURRENT ASSETS

  Cash ...............................................  $    679   $ 10,011

  Receivables and other ..............................     4,328      3,444
                                                        --------   --------
       Total current assets ..........................     5,007     13,455

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
    EFFORTS METHOD FOR OIL AND GAS ACTIVITIES

  Property and equipment..............................    85,601     54,461

  Accumulated depreciation, depletion and
    amortization .....................................   (13,748)   (12,168)
                                                        --------   --------
                                                          71,853     42,293
  PROPERTIES HELD FOR SALE AND OTHER .................     6,419      6,127
                                                        --------   --------
       Total assets ..................................  $ 83,279 $   61,875
                                                        ========   ========




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued liabilities ...........  $  1,719 $    2,749

  Notes payable ......................................      --          207
                                                        --------   --------
       Total current liabilities .....................     1,719      2,956

LONG-TERM DEBT .......................................    49,200     41,400

DEFERRED INCOME TAXES ................................     1,016      1,039

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
      authorized 5,000,000 shares at March 31, 1998;
      none issued ....................................      --         --
  Common stock, par value $.01 per share; authorized
     50,000,000 shares at March 31, 1998; issued
     12,494,100 and 9,133,033 shares at March 31, 1998
     and December 31, 1997 ...........................       125         91
  Additional paid-in capital .........................    29,251     14,152
  Retained earnings ..................................     2,221      2,516
  Accumulative other comprehensive income ............      (201)      (207)
                                                        --------   --------
                                                          31,396     16,532
  Less: Treasury stock ...............................       (52)       (52)
                                                        --------   --------
     Total stockholders' equity ......................    31,344     16,480
                                                        --------   --------
 Total liabilities and stockholders' equity .......... $  83,279 $   61,875
                                                        ========   ========


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (thousands omitted, except share and per share amounts)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ---------------------
                                                                       1998       1997
                                                                  ----------   --------
                                                                       (Unaudited)
REVENUE
  Oil and gas .................................................   $    4,410  $   3,832
  Gain on sale ................................................            4        185
                                                                  ----------      -----
                                                                       4,414      4,017

EXPENSES
  Production ..................................................        1,163        801
  Exploration .................................................          139        283
  Depreciation, depletion and amortization ....................        1,610        691
Interest
  General and administrative ..................................        1,060        622

                                                                       3,972      2,397
                                                                  ----------      -----
Income from operations ........................................          442      1,620
Other income, expenses and deductions
  Interest and other income ...................................           92         14
  Interest and debt expense ...................................         (834)       (65)
                                                                  ----------      -----
Income (loss) before income taxes .............................         (300)     1,569
Provision (benefit) for foreign, federal and state income taxes
  Current provision ...........................................           25        481
  Deferred benefit ............................................          (30)       (23)
                                                                  ----------      -----
                                                                          (5)       458
                                                                  ----------      -----

Net income (loss) .............................................   $     (295) $   1,111
                                                                  ==========      =====


Net income (loss) per share-basic .............................   ($    0.03)     $0.12
Net income (loss) per share-diluted ...........................   ($    0.03)     $0.12
Weighted average shares outstanding-basic .....................   11,485,889  9,095,232
Weighted average shares outstanding-diluted ...................   11,485,889  9,278,417

         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (thousands omitted)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        --------------------
                                                                            1998       1997
                                                                        ---------  ---------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income .................................................  $   (295)  $  1,111
   Adjustments to net income .........................................      (176)     2,547
   Net cash (used in) provided by operating activities ...............      (471)     3,658

CASH FLOWS FROM INVESTING ACTIVITIES Proceeds from sales of properties         5        215
   Acquisition of Amerac, net of cash received
   Capital expenditures ..............................................    (8,242)      --
   Net cash used in investing activities .............................    (8,136)    (2,125)
                                                                        --------   --------
                                                                         (16,373)    (1,910)
                                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt ......................................      --       (1,900)
   Payments of long-term debt ........................................     7,800       --
   Fees paid to facilitate equity offering ...........................      --          (85)
   Debenture offering costs ..........................................       (12)      --
   Payments on note payable ..........................................      (208)      --
   Loan acquisition costs ............................................       (68)      --
   Net cash provided by (used in) financing activities ...............     7,512     (1,985)
                                                                        --------   --------
Net decrease in cash .................................................    (9,332)      (237)
Cash at beginning of period ..........................................    10,011        471
Cash at end of period ................................................  $    679   $    234
                                                                        ========   ========


NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in exchange .................................  $ 15,000   $   --
   for Amerac common stock
Issuance of common stock for property acquisition ....................  $     50   $   --
Directors'fees and employee compensation for stock ...................  $     82   $     35

Cash paid for interest ...............................................  $  1,412   $     92

Cash paid for taxes ..................................................  $     27   $     27

         The accompanying notes are an integral part of this statement.

                                 SOUTHERN MINERAL CORPORATION

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998, and December 31, 1997, the results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been included.

USE OF ESTIMATES -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                 Net income   Per Share
        QUARTER ENDED MARCH 31, 1998             (LOSS)        SHARES    AMOUNTS
                                                 -------      --------   -------
   Basic earnings per share ................     $  (295)     11,486     $ (.03)
   Effect of dilutive warrants .............        --                      --
   Effect of dilutive stock options ........        --                      --
                                                 -------    --------     ------
   Diluted earnings per share ..............        (295)     11,638     $ (.03)
                                                 =======    ========     ======
QUARTER ENDED MARCH 31, 1997

   Basic earnings per share ................     $ 1,111       9,095     $  .12
   Effect of dilutive warrants .............        --           113        --
   Effect of dilutive stock options ........        --             7        --
                                                 -------    --------     ------
   Diluted earnings per share ..............     $ 1,111       9,095     $  .12
                                                 =======    ========     ======


Common stock equivalents with a weighted average of 183,000 are reflected in the calculation of diluted earnings per share for the quarter ended March 31, 1997 Common stock equivalents with a weighted average of 152,000 common stock equivalents are not considered in the 1998 calculation of diluted earnings per share due to the net loss recorded during the quarter. No adjustment to net income was made in calculating diluted per share for the quarter ended March 31, 1997

RECLASSIFICATIONS - Certain amounts in prior financial statements have been reclassified to conform to the 1998financial statement presentation.

NOTE 2 - ADOPTION OF ACCOUNTING  STANDARDS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. The Company's total comprehensive income
(loss) for the three months ended March 31, 1998 and 1997 were as follows (in thousands):

                                                              Three months ended
                                                                  MARCH 31,
                                                             -------------------
                                                              1998         1997
                                                             ------       ------
Net income (loss) ....................................       $(295)       $1,111
Foreign currency translation adjustment ..............          26          --
                                                             ------       ------
    Total comprehensive income (loss) ................        (269)       $1,111
                                                             ======       ======
NOTE 3  - ACQUISITIONS

On January 28, 1998, the shareholders of both the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of Southern Mineral Corporation. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its common stock to acquire the shares of Amerac common stock and assumed the outstanding debt which was approximately $8,700,000. The merger was effective on January 28, 1998, and was accounted for as a purchase. The total purchase price was approximately $24,000,000.

On May 20, 1997, the Company purchased from Mario Garcia and Dolores E. Garcia, the outstanding capital stock of BEC Energy, Inc. ("BEC"). The purchase price was $10,640,000. BEC's assets consist of working interests in fourteen oil and gas wells located in the Big Escambia Creek Field, Escambia County, Alabama. The Company financed the acquisition with a $10,600,000 advance under the Company's credit facility with Compass Bank-Houston.The acquisition was accounted for as a purchase. The Company has since acquired additional interest in the field in three transactions totaling $6,300,000.

In addition, during 1997 the Company acquired other interests, including a 10% interest in a concession in the Santa Elena Peninsula in Ecuador for approximately $2,800,000, none of which would have had a material effect on the historical results of the Company.

The following summarizes pro forma (unaudited) information and assumes the acquisitions of Amerac and BEC had occurred on January 1, 1997, and assumes the acquisition of Amerac had occurred on January 1, 1998.


                                             THREE MONTHS ENDED MARCH 31,
                                       (000's omitted, except per share data)

                                                   1998         1997
                                                   ----         ----
Revenues                                        $4,912        $7,559
Net (loss) income                                 (382)        1,609
Net (loss) income per share-basic                ( .03)          .13
Net (loss) income per share-dilutive             ( .03)          .13

These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1997 and 1998. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depletion on revalued property.

NOTE 4  - SUBSEQUENT EVENTS

On May 13, 1998, the Company and Neutrino Resources, Inc. entered into a definitive agreement for the acquisition of Neutrino by the Company for cash consideration of Cnd $1.80 per share. Total cash consideration is estimated to be U. S. $40 million. In addition, the Company would be assuming Neutrino's bank debt and working capital deficiency, which was approximately $15 million as of March 31, 1998.

                          SOUTHERN MINERAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH  31, 1998
AS COMPARED TO THE QUARTER ENDED MARCH 31, 1997

Oil and gas revenues for the quarter ended March 31,1998, are $4,410,000, compared to oil and gas revenues for the same period in 1997 of $3,832,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, which are partially offset by lower commodity prices for both natural gas and crude oil. Higher production volumes are primarily due to the acquisition of Amerac Energy Corporation, acquired on January 28,1998, BEC Energy, Inc., acquired on May 20, 1997, the acquisition of a working interest in the A. Philyaw 8-1 #1 on April 7, 1997, and the acquisition on June 13, 1997 of a 10% interest in the Santa Elena Concession located in the Santa Elena Peninsula in Ecuador.

Natural gas production for the three months ended March 31, 1998 is 1,233 Mmcf, a 38% increase as compared to production for the same period in 1997 of 893 Mmcf. The Company's crude oil production for the three months ended March 31, 1998 increased 104% to 99,638 barrels as compared to 48,958 barrels for the same period in 1997.

The average natural gas price in 1998 decreased 32% to $1.95 per Mcf compared to $2.88 per Mcf in 1997. Crude oil prices decreased 34% in 1998 to $14.47 per barrel, compared to $21.76 per barrel in 1997.

Production costs, including production and ad valorem taxes, increased in 1998 to $1,163,000, up 45% from $801,000 in 1997, due partly to the above mentioned acquisitions. On a cost per Mcfe basis, production costs for 1998 decreased to $.58 per Mcfe, or 12% from $0.66 per Mcfe in 1997.

General and administrative expenses increased to $1,059,000 in 1998, up 70% from $622,000 in 1997. On a cost per Mcfe basis, general and administrative expenses increased only 4% to $0.53 per Mcfe from $0.51 Mcfe in 1997. The increase in general and administrative expenses is due to $220,000 in accrued and paid bonuses in 1998, compared to $99,800 paid in 1997, and due to the acquisition of Amerac Energy Corporation.

Exploration, dry hole and lease impairment expenses decreased in the quarter ended March 31, 1998 to $139,000, compared to $283,000 in the same period of 1997. The quarter ended March 31, 1998 was for seismic expense incurred in Ecuador, compared to a dry hole drilled in Lavaca County, Texas in the same period in 1997. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity during the year.

Depreciation, depletion and amortization ("DD&A") expense for 1998 increased to $1,610,000, up 133% from $691,000 in 1997, which was due primarily to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in 1998 to $.80 per Mcfe, up 40% from $0.57 per Mcfe in 1997.

Interest and debt expense in the quarter ended March 31, 1998 was $835,000, compared to $65,000 in 1997. Interest expense increased as a result of an increase in the outstanding bank debt and the issuance of $41,400,000 in convertible subordinated debentures, which was used primarily to finance of the above mentioned acquisitions.

Tax (benefit) expense in 1998 and 1997 was( $5,000) and $458,000, respectively, with the decrease related to a loss in the 1998 period.

The Company reported a loss in the quarter ended March 31, 1998, of $295,000, or $.03 per share, compared to earnings of $1,111,000, or $0.12 per share, in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES
FOR THE PERIOD ENDED MARCH 31, 1998

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and sales of non-strategic assets and oil and gas properties. Total available liquidity at March 31, 1998, and 1997, was $32,079,000 and $15,334,000, respectively.

The Company's cash flows provided by operating activities for the three months ended March 31, 1998 and 1997 were ($471,000) and $3,658,000, respectively.
Additional cash of $5,000 and $215,000 was realized in the first three months of 1998 and 1997, respectively, from property sales of non-strategic assets.

Effective January 28, 1998, the Company amended its bank credit agreement increasing its borrowing base to $40,000,000 from $34,000,000. As of March 31, 1998, the borrowing base under the credit facility is $39,200,000, with outstanding borrowings thereunder of $7,800,000, leaving $31,400,000 available to borrow.

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

Capital spending in the first three months of 1998 totaled $31,428,000, and was primarily funded from bank debt, issuance of common stock and cash flow generated from operations. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

The Company believes that it will have sufficient capital available from the credit facility described above, together with the proceeds from the debenture offering, and cash flows from operating activities, to fund its 1998 capital expenditure program, and to meet the Company's other obligations. The Company also believes that the funds available from such sources will enable the Company to continue to pursue strategic corporate and property acquisitions

The Company's debt to total capitalization ratio is 61% at March 31, 1998, as compared to 9% at March 31, 1997.

The Company did not declare dividends in the three months ended March 31, 1998, fiscal 1997, 1996 or 1995. It is likely that for the foreseeable future funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application.

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

                             SOUTHERN MINERAL CORPORATION

Date: May 14, 1998           By   /s/   JAMES H. PRICE
                               -----------------------------------
                                        James H Price
                                    Vice President-Finance