Form 10-Q
period 1998-06-30
SOUTHERN MINERAL CORP
filed 1998-08-14
CIK 92223

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

    [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ____________________

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

Yes  [X]            No   [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 14, 1998, there were 12,873,698 shares of the Issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one):

Yes  [ ]            No   [X]

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS:

    Condensed Consolidated Balance Sheets as of
        June 30, 1998 and December 31,1997 ........................   3
    Condensed Consolidated Statements of Operations for the
        three and six months ended June 30, 1998 and 1997 .........   4
    Condensed Consolidated Statements of Cash Flows for the
        six months ended June 30, 1998 and 1997 ...................   5
    Notes to Consolidated Financial Statements ....................   7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

    Financial Condition and Results of Operations .................  11
    Liquidity and Capital Resources ...............................  13

PART II. OTHER INFORMATION ........................................  16

Item 4.  Submission of Matters to a Vote of Security Holders ......  16

Item 6.  Exhibits and Reports on Form 8-K .........................  16

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (thousands omitted)



                                                     June 30,   December 31,
                                                       1998        1997
                                                   ------------ ------------
                                                           (Unaudited)
ASSETS
Current Assets
  Cash ...........................................   $     562    $ 10,011
  Receivables and other ..........................       7,377       3,444
                                                     ---------    --------
       Total current assets ......................       7,939      13,455
Property and equipment, at cost using successful
    efforts method for oil and gas activities
  Property and equipment .........................     147,515      54,461
  Accumulated depreciation, depletion
    and amortization .............................     (16,141)    (12,168)
                                                     ---------    --------
                                                       131,374      42,293
  Properties held for sale and other .............       7,011       6,127
                                                     ---------    --------
       Total assets ..............................   $ 146,324    $ 61,875
                                                     =========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities .......   $   8,657    $  2,749
  Notes Payable ..................................        --           207
                                                     ---------    --------
       Total current liabilities .................       8,657       2,956
Long-term Debt ...................................      98,232      41,400
Deferred Income Taxes ............................       9,665       1,039

Stockholders' Equity
  Preferred stock, par value $.01 per share;
      authorized 5,000,000 shares at
      June 30, 1998 and December 31, 1997;
      none issued ................................        --          --
  Common stock, par value $.01 per share;
     authorized 50,000,000 shares at
     June 30, 1998; issued 12,827,530
     and 9,133,033 shares at June 30, 1998
     and December 31, 1997 respectively ..........         128          91
  Additional paid-in capital .....................      30,370      14,152
  Retained earnings (deficit) ....................        (316)      2,516
  Accumulative other comprehensive
    income .......................................        (360)       (227)
                                                     ---------    --------
                                                        29,822      16,532
  Less: Treasury stock ...........................         (52)        (52)
                                                     ---------    --------
     Total stockholders' equity ..................      29,770      16,480
                                                     ---------    --------
 Total liabilities and stockholders' equity ......   $ 146,324    $ 61,875
                                                     =========    ========

         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (thousands omitted, except share and per share amounts)

                                                   Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                              ----------------------------   ---------------------------
                                                   1998           1997            1998           1997
                                                   ----           ----            ----           ----
                                                       (unaudited)                   (unaudited)
Revenue
  Oil and gas .............................   $      4,367    $     2,888    $      8,777    $     6,720
  Gain (loss) on sale .....................             (7)           359              (3)           544
                                              ------------    -----------    ------------    -----------
                                                     4,360          3,247           8,774          7,264

Expenses
  Production ..............................          2,023            810           3,186          1,611
  Exploration .............................          1,527           --             1,666            283
  Depreciation, depletion and amortization           1,619            801           3,229          1,492
  General and administrative                           842            512           1,902          1,134
                                              ------------    -----------    ------------    -----------
                                                     6,011          2,123           9,983          4,520
                                              ------------    -----------    ------------    -----------
Income (loss) from operations .............         (1,651)         1,124          (1,209)         2,744
Other income, expenses and deductions
  Interest and other income ...............             48            108             140            122
  Interest and debt expense ...............           (952)          (174)         (1,786)          (239)
                                              ------------    -----------    ------------    -----------
Income (loss) before income taxes .........         (2,555)         1,058          (2,855)         2,627
Provision (benefit) for federal and
 state
  Current provision (benefit) .............            (37)          (143)            (12)           338
  Deferred provision (benefit) ............             19            650             (11)           627
                                              ------------    -----------    ------------    -----------
                                                       (18)           507             (23)           965
                                              ------------    -----------    ------------    -----------

Net income (loss) .........................   $     (2,537)   $       551    $     (2,832)   $     1,662
                                              ============    ===========    ============    ===========

Net income (loss) per share-basic .........   ($      0.20)   $      0.06    ($      0.24)   $      0.18
Net income (loss) per share-diluted .......   ($      0.20)   $      0.06    ($      0.24)   $      0.17

Weighted average shares outstanding-basic .     12,502,511      9,104,876      11,997,009      9,100,081

Weighted average shares outstanding-diluted     12,502,511      9,754,293      11,997,009      9,802,712

         The accompanying notes are an integral part of this statement. SOUTHERN MINERAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (thousands omitted)


                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         -----------------------
                                                            1998          1997
                                                          -------       -------
                                                               (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) income ................................     $ (2,832)     $  1,662
  Adjustments to net income ........................        3,797         2,462
                                                         --------      --------
  Net cash provided by operating activities ........          965         4,124
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of properties ................           19         1,038
  Capital expenditures .............................      (10,841)      (20,691)
  Acquisition of
    Amerac, net of cash and proceeds
    of sale of assets ..............................       (2,187)         --
  Acquisition of Neutrino, net of cash .............      (34,200)         --
  Other ............................................           (2)         --
                                                         --------      --------
  Net cash used in investing activities ............      (47,211)      (19,653)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt .......................       (6,500)       (1,900)
  Proceeds from long-term debt .....................       43,700        17,200
  Payments on note payable .........................         (208)         --
  Loan acquisition costs ...........................         (156)         --
  Debenture offering costs .........................          (12)         --
  Proceeds from issuance
   of common stock .................................           (7)          (74)
                                                         --------      --------
  Net cash provided by
   financing activities ............................       36,817        15,226
                                                         --------      --------
Effect of exchange rate on cash ....................          (20)         --

Net decrease in cash ...............................       (9,449)         (303)

Cash at beginning of period ........................       10,011           471
                                                         --------      --------
Cash at end of period ..............................     $    562      $    168
                                                         ========      ========

         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (thousands omitted)

                                                         Six Months Ended
                                                              June 30,
                                                        ------------------
                                                           1998     1997
                                                         -------   -------
                                                           (unaudited)

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST: ................................ $ 1,609    $ 221
CASH PAID FOR TAXES: ................................... $   109    $ 411

NON CASH TRANSACTIONS:

   Acquisition of Amerac
       Property and equipment additions ................  17,167      --
       Issuance of common stock ........................  15,000      --
       Accounts receivable and other current assets ....   1,527      --
       Accounts payable ................................   1,507      --

   Acquisition of Neutrino for cash, common stock
    and assumption of debt
       Property and equipment additions ................  65,193      --
       Issuance of common stock ........................   1,095      --
       Accounts receivable .............................   3,350      --
       Prepaids and other current assets ...............     363      --
       Accounts payable ................................   5,368      --
       Other assets ....................................      53      --
       Long term debt ..................................  19,632      --
       Deferred tax liability ..........................   8,664      --

   Issuance of common stock for property
     acquisition .......................................      50      --

   Director's fees and employee compensation
     for stock .........................................     107       69


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998, and December 31, 1997, the results of operations for the three and six months ended June 30, 1998 and 1997 and statements of cash flows for the six months then ended have been included.

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

EARNINGS (LOSS) PER SHARE - Statements of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 31, 1997 earnings data, and accordingly, has restated all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares out standing without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible debt. A reconciliation of such earnings per share data is as follows (stated in thousands except per share data):

                                                NET INCOME                PER SHARE
                                                 (LOSS)       SHARES       AMOUNTS
                                                 ------       ------       -------
QUARTER ENDED JUNE 30, 1998
   Basic earnings per share ..............      $(2,537)      12,503      $  (0.20)
   Effect of dilutive warrants ...........         --            323       --
   Effect of dilutive stock options ......         --            229       --
                                                 ------       ------       -------
   Diluted earnings per share ............      $(2,537)      13,055      $  (0.20)
                                                 ======       ======       =======
QUARTER ENDED JUNE 30, 1997
   Basic earnings per share ..............      $   551        9,105      $   0.06
   Effect of dilutive warrants ...........         --            394       --
   Effect of dilutive stock options ......         --            255       --
                                                 ------       ------       -------
   Diluted earnings per share ............      $   551        9,754      $   0.06
                                                 ======       ======       =======
SIX MONTHS ENDED JUNE 30, 1998
   Basic earnings per share ..............      $(2,832)      11,997      $  (0.24)
   Effect of dilutive warrants ...........         --            346       --
   Effect of dilutive stock options ......         --            241       --
                                                 ------       ------       -------
   Diluted earnings per share ............      $(2,832)      12,584      $  (0.24)
                                                 ======       ======       =======
SIX MONTHS ENDED JUNE 30, 1997
   Basic earnings per share ..............      $ 1,662        9,100      $   0.18
   Effect of dilutive warrants ...........         --            431       --
   Effect of dilutive stock options ......         --            272       --
                                                 ------       ------       -------
   Diluted earnings per share ............      $ 1,662        9,803      $   0.17
                                                 ======       ======       =======

Common stock equivalents with a weighted average of 552,000 and 587,000 common stock equivalents are not considered in the calculation of diluted earnings per share due to the net loss recorded during the quarter and the six month period ended June 30, 1998, respectively. No adjustment to net income was made in calculating diluted earnings per share for the quarter and the six month period ended June 30, 1997.

Reclassifications - Certain amounts in prior financial statements have been reclassified to conform to the 1998 financial statement presentation.


Note 2 - Adoption of Accounting  Standards

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. The Company's total comprehensive income
(loss) for the six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                                        Six months ended
                                                            June 30,
                                                     ----------------------
                                                        1998          1997
                                                      -------       --------
        Net (loss) income ........................   $(2,832)       $ 1,662
        Foreign currency translation adjustment ..      (133)           (45)
                                                       -----          -----
            Total comprehensive (loss) income ....   $(2,965)       $ 1,617
                                                       =====          =====

Note 3  - Acquisitions

On June 23, 1998, the Company agreed to acquire 92.3% of the outstanding common shares of Neutrino Resources, Inc. ("Neutrino"), which was effective as of June 30, 1998 and funded on July 2, 1998. On July 3, 1998, the Company initiated a compulsory acquisition of the remaining shares outstanding, which was effective as of June 30, 1998 and funded on July 21, 1998. The acquisition was accounted for as if it had occurred on June 30, 1998. The Company acquired Neutrino through a cash tender offer for the common shares outstanding, and assumed Neutrino's bank debt and working capital deficiency. Neutrino is an independent oil and gas company located in Calgary, Canada. The merger was effective on June 30, 1998, and was accounted for as a purchase. The total purchase price is approximately $56,582,000, consisting of the following:

        Cash consideration for common stock ............    $ 34,200,000
        Fair value of 324,400 shares of common
          stock issued .................................       1,095,000
        Debt assumed and working capital ...............      19,943,000
        Legal, accounting and transaction costs ........       1,344,000
                                                              ----------
                                                            $ 56,582,000
                                                              ==========
        The allocation of the purchase price is
          summarized as follows:

        Oil and gas properties and other assets ........    $ 65,246,000
        Deferred income taxes ..........................      (8,664,000)
                                                              ----------
                                                            $ 56,582,000
                                                              ==========
On January 28, 1998, the shareholders of both the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of Southern Mineral Corporation. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its common stock to acquire the shares of Amerac common stock and assumed the outstanding debt, which was approximately $8,700,000. The debt was paid upon consummation of the acquisition. The merger was effective on January 28, 1998, and was accounted for as a purchase. The total purchase price was approximately $24,000,000. The purchase price was reduced by the subsequent sale of Amerac's Golden Trend properties for $6,969,000 on June 30, 1998.

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

In addition, during 1997, the Company acquired other interests, including a 10% interest in a concession in the Santa Elena Peninsula in Ecuador for approximately $2,800,000, which did not have a material effect on the historical results of the Company.

The following summarizes pro forma (unaudited) information and assumes the acquisitions of Neutrino, Amerac and BEC had occurred on January 1, 1997.

                                         Six months ended June 30,
                                      ------------------------------
                                 (000's omitted, except per share data)
                                         1998               1997
                                       -------            --------
Revenues ........................     $ 14,462            $18,932
Net (loss) income ...............       (5,829)                 2
Net income per share ............     $   (.45)           $   .00

These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1998 and 1997. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property.

Note 4  - Long-Term Debt

Effective May 29, 1998, the Company amended its domestic bank credit agreement increasing its borrowing base from $38,400,000 to $45,000,000. As of August 12, 1998, the borrowing base under the credit facility had been reduced to $36,850,000 as a result of the transfer of the Company's Canadian assets to Neutrino and the sale of certain domestic assets for cash. Outstanding borrowings as of August 12, 1998 are $34,200,000, leaving $2,650,000 available to borrow.

The domestic credit facility borrowing base reduces $40,000 per month commencing July 1, 1998, and is reviewed by the bank semi-annually until maturity on June 1, 2001. The obligations under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The credit facility contains certain covenants relating to the financial condition of the Company. As of June 30, 1998, the Company was in compliance with the terms of the credit facility. The credit facility bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus one and one-half percent to two percent, depending upon the level of debt outstanding.

On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures are convertible at any time prior to maturity, at a conversion price of $8.26 per share.

Effective June 25, 1998, Neutrino entered into a new credit facility and has an available Cdn $40,000,000 (U.S.$27,254,000) revolving demand loan facility under which it can borrow at bank prime or at Bankers Acceptance Rates plus a 1% stamping fee. As of June 30, 1998, the Canadian bank prime rate was 6.5% and the Banker Acceptance Rates for 30 day maturities was 4.99%. As of August 12, 1998, outstanding borrowings thereunder were Cdn $34,700,000, (U.S. $ 23,601,000) leaving Cdn $5,360,000 (U.S. $3,652,000) available to borrow. The credit facility borrowing base will be reviewed by September 30, 1998, and is reviewed thereafter by the bank semi-annually, however, no principal payments are scheduled providing certain conditions of the bank agreement continue to be satisfied. The obligations under the credit facility are secured by substantially all of the assets of Neutrino. The credit facility contains certain covenants relating to the financial condition of the Company. As of June 30, 1998, the Company was in compliance with the terms of the credit facility.

                                                    June 30,     June 30,
                                                      1998         1997
                                                  -----------  -----------
Domestic bank credit facility ...................   $37,200      $19,200
Canadian bank credit facility (U.S. Dollars) ....    19,632         --
Convertible subordinated debentures .............    41,400         --
                                                     ------       ------
Long-term debt ..................................   $98,232      $19,200
                                                     ======       ======
Note 5  - Natural Gas Hedging

During the second quarter of 1998, the Company entered into natural gas price swaps with a third party. The natural gas price swaps hedge against potential adverse effects of fluctuations in future prices for the Company's anticipated production volumes based on current engineering estimates. The natural gas price swaps qualify as hedges and correlate to gas production; therefore, any gains and losses will be recorded when the related gas production has been delivered. Gains and losses on closed natural gas price swap agreements will be deferred and amortized over the original term of the agreement. Should the natural gas price swaps cease to become recognized as a hedge, subsequent changes in value will be recorded in the Statement of Operations. While the swaps are intended to reduce the Company's exposure to declines in the market price of natural gas, they may limit the Company's gain from increases in the market price. At June 30, 1998, the natural gas price swap agreements were for the Company's gas production of 100,000 Mmbtu of gas per month for July through October 1998 at a weighted average price of $2.42 per Mmbtu. At June 30, 1998, the Company estimates the loss of unwinding this position to be approximately $18,600.

SOUTHERN MINERAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

For the Quarter Ended June  30, 1998
As Compared to the Quarter Ended June 30, 1997

Oil and gas revenues for the quarter ended June 30,1998, are $4,367,000, compared to oil and gas revenues for the same period in 1997 of $2,888,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, which were partially offset by lower commodity prices for crude oil and higher prices for natural gas. Higher production volumes are primarily due to the acquisition of Amerac Energy Corporation, acquired on January 28, 1998; a working interest in Lake Raccourci Field, acquired on November 24, 1997 and the acquisition of BEC Energy, Inc., acquired on May 20, 1997. The Company also acquired a 10% interest in the Santa Elena Concession located in the Santa Elena Peninsula in Ecuador for approximately $2,800,000 in June of 1997.

Natural gas production for the three months ended June 30, 1998 is 1,043 Mmcf, a 15% increase as compared to production for the same period in 1997 of 908 Mmcf. The Company's crude oil production for the three months ended June 30, 1998 increased 86% to 111,503 barrels as compared to 59,932 barrels for the same period in 1997.

The average natural gas price in 1998 increased 35% to $2.19 per Mcf compared to $1.62 per Mcf in 1997, which was caused by an increase in the domestic gas sales, resulting in a reduction in the percentage of Canadian gas sales to total gas sales. Historically Canadian gas prices have been lower than domestic gas prices. Crude oil prices decreased 30% in 1998 to $13.10 per barrel, compared to $18.67 per barrel in 1997.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities have resulted in the sale of the Company's Golden Trend properties for $6,969,000. The sales proceeds were applied to the purchase price of Amerac, resulting in no gain or loss on the transaction. Gain on sale of assets in the second quarter of 1997 was $359,000. The gain on sale of assets in 1997 was primarily the result of the sale of a non-strategic oil and gas interest in Canada, which the Company sold for approximately $360,000.

Production costs, including production and ad valorem taxes, increased in 1998 to $2,023,000, up 150% from $810,000 in 1997, primarily due to the above mentioned acquisitions and gas plant maintenance at the Company's Big Escambia Creek Field for a period of 18 days during the second quarter. On a cost per Mcfe basis, production costs for 1998 increased to $1.08 per Mcfe, or 74% from $0.62 per Mcfe in 1997.

General and administrative expenses increased as a result of the above mentioned acquisitions to $842,000 in 1998, up 64% from $512,000 in 1997. On a cost per Mcfe basis, general and administrative expenses increased to $0.45 per Mcfe, or 15% from $0.39 Mcfe in 1997.

Exploration, dry hole and lease impairment expenses increased to $1,527,000 in 1998, compared to none in the same period of 1997. The 1998 expense is due primarily to a dry hole drilled in Lafourche Parish, Louisiana in which the Company had a 93% working interest. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

Depreciation, depletion and amortization ("DD&A") expense for 1998 increased to $1,619,000, up 102% from $801,000 in 1997, which was due primarily to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in 1998 to $0.86 per Mcfe, up 43% from $0.60 per Mcfe in 1997.

Interest and debt expense in the quarter ended June 30, 1998 is $952,000, compared to $174,000 in 1997. During the 1998 second quarter, funded debt increased to fund capital expenditures, and to consummate the above mentioned acquisitions.

Tax (benefit) expense in 1998 and 1997 is  ($18,000) and $507,000, respectively.
 .
The Company reported a net loss in the quarter ended June 30, 1998 of $2,537,000, or $0.20 per share, compared to earnings of $551,000, or $0.06 per share, in the same period in 1997.

For the Six Months Ended June 30, 1998
As Compared to the Six Months Ended June 30, 1997

Oil and gas revenues for the six months ended June 30, 1998 are $8,777,000, up 31% compared to oil and gas revenues for the same period in 1997 of $6,720,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil which is offset by lower commodity prices for both natural gas and crude oil. Higher production volumes are primarily due to the acquisition of Amerac Energy Corporation , acquired on January 28, 1998; a working interest in Lake Raccourci Field, acquired on November 24, 1997; BEC Energy, Inc., acquired on May 20, 1997, and the acquisition of a working interest in the A. Philyaw 8-1 #1, acquired on April 7, 1997. The Company also acquired a 10% interest in the Santa Elena Concession located in the Santa Elena Peninsula in Ecuador for approximately $2,800,000 in June of 1997.

Natural gas production in the first six months of 1998 is 2,277 Mmcf, a 26% increase compared to 1997 production of 1,801 Mmcf. The Company's crude oil production in the first six months of 1998 increased 94% to 211,141 barrels compared to 108,890 barrels in 1997.

The average natural gas price in the first six months of 1998 decreased 8% to $2.06 per Mcf compared to $2.24 per Mcf in the same period of 1997. Crude oil prices decreased 31% in the first six months of 1998 to $13.75 compared to $20.06 per barrel in the same period of 1997.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities have resulted in the sale of the Company's Golden Trend properties for $6,969,000 in the second quarter of 1998. The sales proceeds were applied to the purchase price of Amerac, resulting in no gain or loss on the transaction. In 1997, the gain on sale of assets was $544,000. The gain on sale in 1997 was primarily the result of the sales of an oil and gas prospect located in the state waters offshore Texas and a working interest in an oil and gas property in Canada, which the Company has agreed to sell for approximately $360,000.

Production costs, including production and ad valorem taxes, increased in the first six months of 1998 to $3,186,000, up 98% from $1,611,000 in the same period of 1997, primarily due to the above mentioned acquisitions and gas plant maintenance at the Company's Big Escambia Creek Field for a period of 18 days during the second quarter. On a cost per Mcfe basis, production costs for 1998 increased to $0.82 per Mcfe, or 28%, from $0.64 per Mcfe in 1997.

General and administrative expenses increased as a result of the above mentioned acquisitions to $1,902,000 in the first six months of 1998, up 68% from $1,134,000 in 1997. On a cost per Mcfe basis, general and administrative expenses increased in 1998 to $0.49 per Mcfe, or 9% from $0.45 Mcfe in 1997.

Exploration, dry hole and lease impairment expenses increased in the six months of 1998 to $1,666,000, compared to $283,000 in the same period of 1997, which is due primarily to a dry hole drilled in Lafourche Parish, Louisiana in 1998 in which the Company had a 93% working interest compared to a dry hole drilled in Jefferson Parish, Louisiana in the first quarter of 1997. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

DD&A expense for the first six months of 1998 increased to $3,229,000, up 116% from $1,492,000 in 1997, primarily due to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in 1998 to $0.83 per Mcfe, up 41% from $0.59 per Mcfe in 1997.

Interest and debt expense increased in the first six months of 1998 to $1,786,000, up 647% compared to $239,000 in 1997. During the 1998 second quarter, funded debt increased to fund capital expenditures, and to consummate the above mentioned acquisitions.

Tax (benefit) expense in 1998 and 1997 is ($23,000) and $965,000, respectively.

The Company reports a loss in 1998 of $2,832,000, or $0.24 per basic share, compared to earnings of $1,662,000, or $0.18 per basic share in 1997. The number of shares outstanding increased by 3,333,000 in January, 1998, as a result of the acquisition of Amerac Energy Corporation.


Liquidity and Capital Resources
For the Period Ended June 30, 1998

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and sales of non-strategic assets and oil and gas properties.

The Company's cash flows provided by operating activities for the six months ended June 30, 1998 and 1997 are $965,000 and $4,124,000, respectively.
Additional cash of $6,074,000 and $1,038,000 was realized in the first six months of 1998 and 1997, respectively, from property sales of non-strategic assets.

Effective May 29, 1998, the Company amended its domestic bank credit agreement increasing its borrowing base from $38,400,000 to $45,000,000. As of August 12, 1998, the borrowing base under the credit facility had been reduced to $36,850,000 as a result of the transfer of the Company's Canadian assets to Neutrino and the sale of certain domestic assets. Outstanding borrowings as of August 12, 1998 are $34,200,000, leaving $2,650,000 available to borrow.

The domestic credit facility borrowing base reduces $40,000 per month commencing July 1, 1998, and is reviewed by the bank semi-annually until maturity on June 1, 2001. The obligations under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The credit facility contains certain covenants relating to the financial condition of the Company. As of June 30, 1998, the Company was in compliance with the terms of the credit facility. The credit facility bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus one and one-half percent to two percent, depending upon the level of debt outstanding.

Effective June 25, 1998, Neutrino entered into a new credit facility and has an available Cdn $40,000,000 (U.S.$27,254,000) revolving demand loan facility under which it can borrow at bank prime or at Bankers Acceptance Rates plus a 1% stamping fee. As of June 30, 1998, the Canadian bank prime rate was 6.5% and the Banker Acceptance Rates for 30 day maturities was 4.99%. As of August 12, 1998, outstanding borrowings thereunder are Cdn $34,700,000, (U.S. $ 23,601,000) leaving Cdn $5,360,000 (U.S. $3,652,000) available to borrow. The credit facility borrowing base, will be reviewed by September 30, 1998, and is reviewed thereafter by the bank semi-annually, however, no principal payments are scheduled providing certain conditions of the bank agreement continue to be satisfied. The obligations under the credit facility are secured by substantially all of the assets of Neutrino. The credit facility contains certain covenants relating to the financial condition of the Company. As of June 30, 1998, the Company was in compliance with the terms of the credit facility.

Subsequent to determining the current borrowing bases for the domestic and Canadian credit facilities, oil and gas prices have declined. The lenders judgement of future oil and gas prices will impact their borrowing base redeterminations and therefore required principal payments may increase or decrease in future periods.

Capital spending in the first six months of 1998 totaled $10,841,000 for properties, and $36,387,000 for acquisitions, and was primarily funded from bank debt and cash flow generated from operations. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

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

The Company's debt to total capitalization ratio is 77% at June 30, 1998, as compared to 49% at June 30, 1997. The Company's interest coverage ratio (calculated as net income plus depreciation, depletion and amortization, deferred income taxes, and exploration expenses divided by cash expenditures for interest) is 1.34 to 1 for the first six months of 1998.

The Company did not declare dividends in the six months ended June 30, 1998, fiscal 1997, 1996 or 1995. It is likely that for the foreseeable future funds available for dividends on common stock, if any, will be retained by the Company to finance future growth.

Year 2000 Compliance

The Company does not expect that the cost of converting its computer system to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and it does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its customers and vendors.

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

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company will adopt SFAS 133 beginning in fiscal 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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


Item 4.     Submission of Matters to a Vote of Security Holders

The Company's 1998 annual stockholders meeting was held on May 13, 1998. At the meeting, the following matters were voted upon:

    1. Election of eleven directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified;

    2. Appointment of KPMG Peat Marwick LLP as auditors of the Company for the year ending December 31, 1998; and

    3. To consider and act upon such other business as may properly be presented to the meeting or an adjournment thereof.

A total of 12,402,916 shares of the Company's common stock, par value $.01 per share, were entitled to vote at the meeting. Of these shares, 7,369,602 shares were present at the meeting and voted as follows:

     With respect to each of the following nine nominees for reelection to the Board of Directors, shares were voted for election as follows: B. Travis Basham, Thomas R. Fuller, Donald H. Wiese, Jr. and Spencer L. Youngblood, Robert R. Hillery, E. Ralph Hines, Jr., Steven H. Mikel and James E. Nielson, Howell H. Howard, Jeffery B. Robinson and Michael D. Watford, shares voted for: 7,364,405; Withheld: 5,197.

     Voting results on the other matters, all of which were approved, are as follows:

     With respect to the approval of the appointment of KPMG Peat Marwick, LLP as auditors for the period ended 12/31/98, shares voted For: 7,357,992; Against/Abstain: 11,610.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            10.1 Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (filed herewith)

            27.1    Financial Data Schedule

        (b) Report on Form 8-K:

            Form 8-K of the Company, dated May 13, 1998, reporting the signing of a definitive agreement to acquire Neutrino Resources, Inc.

            Form 8-K of the Company, dated July 2, 1998, reporting the completion of a cash tender offer for the acquisition of Neutrino Resources, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SOUTHERN MINERAL CORPORATION


Date: August 14, 1998               By /s/ James H. Price
                                           James H Price
                                           Vice President-Finance