Form 10-Q/A
period 1998-06-30
SOUTHERN MINERAL CORP
filed 1998-09-02
CIK 92223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

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

               10.2 CREDIT AGREEMENT BETWEEN NEUTRINO RESOURCES INC INC. AND NATIONAL BANK OF CANADA DATED JUNE 25, 1998 (FILED HEREWITH)

               10.3 GAS PURCHASE CONTRACT BETWEEN NEUTRINO RESOURCES INC AND PROGAS LIMITED DATED NOVEMBER 1, 1997 (FILED HEREWITH)

               10.4 EMPLOYEE AGREEMENT BETWEEN DAVID BECKWERMERT AND NEUTRINO RESOURCES INC. DATED JULY 1, 1998 (FILED HEREWITH)

               10.5 EMPLOYEE AGREEMENT BETWEEN JEFFERY W.C. ARSENYCH AND NEUTRINO RESOURCES INC. DATED JULY 1, 1998 (FILED HEREWITH)

               10.6 EMPLOYEE AGREEMENT BETWEEN GORDON THOMPSON VAND NEUTRINO RESOURCES INC. DATED JULY 1, 1998 (FILED HEREWITH)

               10.7 EMPLOYEE AGREEMENT BETWEEN STEVEN M. TRAVIS AND NEUTRINO RESOURCES INC. DATED JULY 1, 1998 (FILED HEREWITH)

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


                                    SOUTHERN MINERAL CORPORATION

DATE: AUGUST 31, 1998               BY    /s/   JAMES H. PRICE
                                      -----------------------------------
                                                JAMES H PRICE
                                            VICE PRESIDENT-FINANCE