Form 10QSB
period 1998-09-30
SOUTHERN MINERAL CORP
filed 1998-11-16
CIK 92223

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-8043

                          SOUTHERN MINERAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

               NEVADA                                     36-2068676
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

                 1201 LOUISIANA, SUITE 3350                   77002-5609
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

                             Yes [X]    No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 12, 1998, there were 12,873,413 shares of the Issuer's common stock outstanding.

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

Item 1.  Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS:

       Condensed Consolidated Balance Sheets as of September 30, 1998
             (unaudited) and December 31, 1997.................................3
       Unaudited Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 1998 and 1997...........4
       Unaudited Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1998 and 1997.....................5
       Notes to Consolidated Financial Statements..............................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Financial Condition and Results of Operations..........................11
       Liquidity and Capital Resources........................................13

PART II. OTHER INFORMATION....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................17

                          SOUTHERN MINERAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (thousands omitted)

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1998                1997
                                                                          --------------     --------------
ASSETS                                                                     (Unaudited)
CURRENT ASSETS
  Cash ...............................................................    $          725     $       10,011
  Receivables and other ..............................................             7,309              3,444
                                                                          --------------     --------------
       Total current assets ..........................................             8,034             13,455

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
    EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
  Property and equipment
   equipment .........................................................           145,430             54,461
  Accumulated depreciation, depletion and amortization ...............           (18,208)           (12,168)
                                                                          --------------     --------------
                                                                                 127,222             42,293
  PROPERTIES HELD FOR SALE AND OTHER .................................             6,940              6,127
                                                                          --------------     --------------
       Total assets ..................................................    $      142,196     $       61,875
                                                                          ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities ...........................    $        7,595     $        2,749
  Notes payable ......................................................              --                  207
                                                                          --------------     --------------
       Total current liabilities .....................................             7,595              2,956
LONG-TERM DEBT .......................................................            99,424             41,400
DEFERRED INCOME TAXES ................................................             8,993              1,039
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized 5,000,000
      shares at September  30, 1998; none issued .....................              --                 --
  Common stock, par value $.01 per share; authorized 50,000,000 shares at September  30, 1998; issued 12,834,491 and 9,133,033
     shares at September  30, 1998 and December 31, 1997, respectively               128                 91
  Additional paid-in capital .........................................            30,401             14,152
  Retained earnings (deficit) ........................................            (2,308)             2,516
  Cumulative foreign exchange translation adjustment .................            (1,985)              (227)
                                                                          --------------     --------------
                                                                                  26,236             16,532
  Less: Treasury stock ...............................................               (52)               (52)
                                                                          --------------     --------------
     Total stockholders' equity ......................................            26,184             16,480
                                                                          --------------     --------------
 Total liabilities and stockholders' equity ..........................    $      142,196     $       61,875
                                                                          ==============     ==============

         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (thousands omitted, except share and per share amounts)

                                                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                              SEPTEMBER 30,
                                                               1998                 1997                 1998               1997
                                                           ------------        ------------        ------------        ------------
                                                                      (unaudited)                            (unaudited)
REVENUE
  Oil and gas ......................................       $      6,743        $      3,533        $     15,520        $     10,253
  Gain (loss) on sale ..............................                 (3)                (41)                 (6)                503
                                                           ------------        ------------        ------------        ------------
                                                                  6,740               3,492              15,514              10,756
EXPENSES
  Production .......................................              2,774                 999               5,960               2,610
  Exploration ......................................                456               1,302               2,122               1,517
  Depreciation, depletion and amortization .........              2,988               1,020               6,217               2,512
  General and administrative .......................              1,050                 383               2,952               1,518
                                                           ------------        ------------        ------------        ------------
                                                                  7,268               3,704              17,251               8,157
                                                           ------------        ------------        ------------        ------------
Income (loss) from operations ......................               (528)               (212)             (1,737)              2,599
Other income, expenses and deductions
  Interest and other income ........................                 80                  80                 220                 135
  Interest and debt expense ........................             (1,768)               (545)             (3,554)               (785)
                                                           ------------        ------------        ------------        ------------
Income (loss) before income taxes ..................             (2,216)               (677)             (5,071)              1,949
Provision (benefit) for foreign, federal and state
  Current provision ................................                 50                  53                  38                 391
  Deferred provision (benefit) .....................               (274)               (461)               (285)                165
                                                           ------------        ------------        ------------        ------------
                                                                   (224)               (408)               (247)                556
                                                           ------------        ------------        ------------        ------------
Net income (loss) ..................................       $     (1,992)       $       (269)       $     (4,824)       $      1,393
                                                           ============        ============        ============        ============
Net income (loss) per share-basic ..................       $      (0.16)       $      (0.03)       $      (0.39)       $       0.15
Net income (loss) per share-diluted ................       $      (0.16)       $      (0.03)       $      (0.39)       $       0.14


Weighted average shares outstanding-basic ..........         12,833,844           9,110,396          12,279,019           9,103,557

Weighted average shares outstanding-diluted ........         12,833,844           9,110,396          12,279,019           9,799,454

                          SOUTHERN MINERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (thousands omitted)


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            1998         1997
                                                         --------       -------
                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income ................................     $ (4,824)     $  1,393
  Adjustments to net income ........................        7,600         3,420
                                                         --------      --------
  Net cash provided by operating activities ........        2,776         4,813
                                                         --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of properties ................           28         1,047
  Capital expenditures .............................     $(13,452)     $ (8,116)
  Acquisitions of Amerac, net of cash
   and proceeds from sales of assets ...............         (764)         --
  Acquisition of Neutrino, net of cash .............      (34,091)         --
  Acquisition of BEC, net of cash ..................         --         (10,683)
  Acquisition of SMC Ecuador, net of cash ..........         --          (2,816)
  Other ............................................           (2)         --
                                                         --------      --------
  Net cash used in investing activities ............      (47,834)      (20,568)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt .......................       (9,500)       (6,682)
  Proceeds from long-term debt .....................       47,892        22,600
  Payments on note payable .........................         (208)         --
  Loan acquisition costs ...........................         (205)         --
  Debenture offering costs .........................          (12)         --
  Proceeds from issuance of common stock ...........           (7)          (68)
                                                         --------      --------
  Net cash payable by financing activities .........       37,960        15,850
                                                         --------      --------

Effect of exchange rate on cash ....................       (1,741)          (15)

Net increase (decrease) in cash ....................       (9,286)           80

Cash at beginning of period ........................       10,011           471
                                                         --------      --------

Cash at end of period ..............................     $    725      $    551
                                                         ========      ========


         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               (thousands omitted)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           -----------------
                                                                             1998      1997
                                                                           -------   -------
                                                                              (UNAUDITED)
SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST: ................................................   $ 3,458   $   759
CASH PAID FOR TAXES: ...................................................   $   137   $   652


NON CASH TRANSACTIONS:

   Acquisition of Amerac for common stock and assumption of debt
       Property and equipment ..........................................    15,743      --
       Issuance of common stock ........................................    15,000      --
       Accounts receivable and other current assets ....................     1,527      --
       Accounts payable ................................................     1,507      --

   Acquisition of Neutrino for cash, common stock and assumption of debt
       Property and equipment ..........................................    65,089      --
       Issuance of common stock ........................................     1,095      --
       Accounts receivable .............................................     3,350      --
       Prepaids and other current assets ...............................       363      --
       Accounts payable ................................................     5,368      --
       Other assets ....................................................        53      --
       Long term debt ..................................................    19,632      --
       Deferred tax liability ..........................................     8,668      --


   Issuance of common stock for property acquisition ...................        50      --
   Change in property and equipment additions ..........................      --       1,394
   Assumption of debt with property acquisitions .......................      --       1,394

   Directors' fees and employee compensation for stock .................       128        69

         The accompanying notes are an integral part of this statement.

                          SOUTHERN MINERAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1998, and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997 and statements of cash flows for the nine months then ended have been included.

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

EARNINGS (LOSS) PER SHARE - Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 31, 1997 earnings data, and accordingly, has restated all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible debt. A reconciliation of such earnings per share data is as follows (stated in thousands except per share data):

                                                    NET INCOME              PER SHARE
                                                      (LOSS)       SHARES    AMOUNTS
                                                  ------------    --------    ------
QUARTER ENDED SEPTEMBER 30, 1998
   Basic earnings per share ...............       $     (1,992)     12,834    $(0.16)
   Effect of dilutive warrants ............               --           208     --
   Effect of dilutive stock options .......               --           177     --
                                                  ------------    --------    ------
   Diluted earnings per share .............       $     (1,992)     13,219    $(0.16)
                                                  ============    ========    ======
QUARTER ENDED SEPTEMBER 30, 1997
   Basic earnings per share ...............       $       (269)      9,110    $(0.03)
   Effect of dilutive warrants ............               --           104     --
   Effect of dilutive stock options .......               --            67     --
                                                  ------------    --------    ------
   Diluted earnings per share .............       $       (269)      9,281    $(0.03)
                                                  ============    ========    ======

NINE MONTHS ENDED SEPTEMBER 30, 1998
   Basic earnings per share ...............       $     (4,824)     12,279    $(0.39)
   Effect of dilutive warrants ............               --           311     --
   Effect of dilutive stock options .......               --           218     --
                                                  ------------    --------    ------
   Diluted earnings per share .............       $     (4,824)     12,808    $(0.39)
                                                  ============    ========    ======
NINE MONTHS ENDED SEPTEMBER 30, 1997
   Basic earnings per share ...............       $      1,393       9,104    $ 0.15
   Effect of dilutive warrants ............               --           269     --
   Effect of dilutive stock options .......               --           426     --
                                                  ------------    --------    ------
   Diluted earnings per share .............       $      1,393       9,799    $ 0.14
                                                  ============    ========    ======

Common stock equivalents with a weighted average of 385,000, 171,000 and 529,000 are not considered in the calculation of diluted earnings per share due to the net loss recorded during the quarters, and the nine month period ended September 30, 1998, respectively. No adjustment to net income was made in calculating diluted earnings per share for the nine month period ended September 30, 1997.

RECLASSIFICATIONS - Certain amounts in prior financial statements have been reclassified to conform to the 1998 financial statement presentation.


NOTE 2 - ADOPTION OF ACCOUNTING  STANDARDS
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes (except those resulting from investments by and distributions to shareholders) in a company's equity, including, among other things, foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available- for-sale. The Company's total comprehensive income
(loss) for the nine months ended September 30, 1998 and 1997 was as follows (in thousands):

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 -------------------
                                                   1998         1997
                                                 -------     -------
Net (loss) income ...........................    $(4,824)    $ 1,393
Foreign currency translation adjustment .....     (1,758)       (251)
                                                 -------     -------
    Total comprehensive (loss) income .......    $(6,582)    $ 1,142
                                                 =======     =======


NOTE 3  - ACQUISITIONS
On June 23, 1998, the Company agreed to acquire 92.3% of the outstanding common shares of Neutrino Resources Inc. ("Neutrino"), which was effective as of June 30, 1998 and funded on July 2, 1998. On July 3, 1998, the Company initiated a compulsory acquisition of the remaining shares outstanding, which was effective as of June 30, 1998 and funded on July 21, 1998. The acquisition was accounted for as if it had occurred on June 30, 1998.The Company acquired Neutrino through a cash tender offer for the common shares outstanding, and assumed Neutrino's bank debt and working capital deficiency. Neutrino is an independent oil and gas company located in Calgary, Canada. The merger was effective on June 30, 1998, and was accounted for as a purchase. The total purchase price is approximately $56,589,000, consisting of the following:

       Cash consideration for common stock .................     $34,091,000
       Fair value of 324,430 shares of common stock issued..       1,095,000
       Debt assumed and working capital ....................      19,890,000
       Legal, accounting and transaction costs .............       1,513,000
                                                                 -----------
                                                                 $56,589,000
                                                                 ===========

The allocation of the purchase price is summarized as follows:

       Oil and gas properties and other assets (net)........    $ 65,257,000
       Deferred income taxes ...............................      (8,668,000)
                                                                 -----------
                                                                $ 56,589,000

On January 28, 1998, the shareholders of both the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of the Company. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its common stock to acquire the shares of Amerac common stock and assumed Amerac's outstanding debt, which was approximately $8,700,000. The debt was paid upon consummation of the acquisition. The merger was effective on January 28, 1998, and was accounted for as a purchase. The total purchase price was approximately

$24,500,000. The purchase price was reduced by the subsequent sale of Amerac's Golden Trend properties for $6,969,000 on June 30, 1998 and the Riffe Field for $510,000 on July 1, 1998.

On May 20, 1997, the Company purchased from Mario Garcia and Dolores E. Garcia, the outstanding capital stock of BEC Energy, Inc. ("BEC"). The purchase price was $10,640,000. BEC's assets consist of working interests in fourteen oil and gas wells located in the Big Escambia Creek Field, Escambia County, Alabama. The Company financed the acquisition with a $10,600,000 advance under the Company's credit facility with Compass Bank-Houston. The acquisition was accounted for as a purchase. The Company has since acquired additional interest in the field in four transactions totaling $8,750,000.

In addition, during 1997, the Company acquired other interests, including a 10% interest in a concession in the Santa Elena Peninsula in Ecuador for approximately $2,800,000, which did not have had a material effect on the historical results of the Company.

The following summarizes pro forma (unaudited) information and assumes the acquisitions of Neutrino, Amerac and BEC had occurred on January 1, 1997.

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                      (thousands omitted, except per share data)

                                                1998                1997
                                              --------            --------
Revenues ...............................      $ 21,202            $ 27,824
Net loss ...............................        (7,407)             (1,921)
Net loss per share .....................      $   (.58)           $   (.15)

These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1998 and 1997. The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation on revalued property.


NOTE 4  - LONG-TERM DEBT

Effective May 29, 1998, the Company amended its domestic bank credit agreement increasing its borrowing base from $38,400,000 to $45,000,000. As of November 12, 1998, the borrowing base under the credit facility had been reduced to $36,690,000 as a result of the transfer of the Company's Canadian assets to Neutrino, the sale of certain domestic assets for cash, and the scheduled reduction discussed below. Outstanding borrowings as of November 12, 1998 are $36,690,000, leaving no further availability under the domestic credit agreement.

The domestic credit facility borrowing base reduces $40,000 per month commencing July 1, 1998, and is reviewed by the bank semi-annually until maturity on June 1, 2001. It is anticipated that the credit facility borrowing base will be reviewed in December, 1998. The obligations under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The credit facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. Effective as of September 1, 1998 certain of the financial covenants in the credit facility were amended.

As of September 30, 1998, the Company was in compliance with the terms of the credit facility. The credit facility bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus one and one-half percent to two percent, depending upon the level of debt outstanding.

On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures are convertible at any time prior to maturity, at a conversion price of $8.26 per share.

Effective June 25, 1998, Neutrino entered into a new credit facility and has an available Cdn $40,000,000 (U.S.$26,084,000) revolving demand loan facility under which it can borrow at bank prime or at Bankers Acceptance Rates plus a 1% stamping fee. As of September 30, 1998, the Canadian bank prime rate was 7.25% and the Banker's

Acceptance Rates for 30 day maturities was 5.58%. As of November12, 1998, outstanding borrowings thereunder were Cdn $33,559,000 (U.S. $ 21,884,000) leaving Cdn $6,441,000 (U.S. $4,200,000) available to borrow. The credit facility borrowing base was reviewed in April 1998, and is expected to be reviewed again in late November 1998. No principal payments are scheduled providing certain conditions of the bank agreement continue to be satisfied. The obligations under the credit facility are secured by substantially all of the assets of Neutrino. The credit facility contains certain covenants relating to the financial condition of the Company. As of September 30, 1998, the Company was in compliance with the terms of the credit facility.

Subsequent to determining the current borrowing bases for the domestic and Canadian credit facilities, oil and gas prices have declined. The lender's judgment of future oil and gas prices will impact their borrowing base redeterminations. Therefore, required principal payments may increase or decrease in future periods.

                                                            September 30,   September 30,
                                                                 1998            1997
                                                               -------         -------
Domestic bank credit facility ..............................   $35,700         $20,700
Canadian bank credit facility (U.S. Dollars) ...............    22,138            --
Canadian convertible subordinated debentures (U.S. Dollars)        186            --
Convertible subordinated debentures ........................    41,400            --
                                                               -------         -------
Long-term debt .............................................   $99,424         $20,700
                                                               =======         =======


NOTE 5  - NATURAL GAS HEDGING

During the first nine months of 1998, the Company entered into natural gas price swaps with third parties. The natural gas price swaps hedge against potential adverse effects of fluctuations in future prices for the Company's anticipated production volumes based on current engineering estimates. The natural gas price swaps qualify as hedges and correlate to gas production; therefore, any gains and losses will be recorded when the related gas production has been delivered. Gains and losses on closed natural gas price swap agreements that are terminated early will be deferred and amortized over the original term of the agreement. Should the natural gas price swaps cease to become recognized as a hedge, subsequent changes in value will be recorded in the Statement of Operations. While the swaps are intended to reduce the Company's exposure to declines in the market price of natural gas, they may limit the Company's gain from increases in the market price. At September 30, 1998, the natural gas price swap agreements were for the Company's gas production of 100,000 MMbtu of gas for the month of October 1998 at a weighted average price of $2.42 per MMbtu, and for 60,000 MMbtu of gas per month for April through October 1999, at a weighted average price of $2.135 per MMbtu. At September 30, 1998, the Company estimates the gain from unwinding this position to be approximately $18,700.

The Company's Canadian subsidiary entered into short-term fixed price natural gas contracts which obligate the subsidiary to physically deliver contracted gas volumes. The fixed price contracts are similar to price swaps in that they reduce the Company's exposure to declines in the market price of natural gas and also limit the potential gains from increases in the market price. At September 30, 1998, fixed price contracts were for the Company's gas production of 948 MMBtu per day for the month of October 1998 at an average price of Cdn $1.95 and for 948 MMBtu per day for November 1998 through March 1999 at an average price of Cdn $2.97. Should the Company be unable to physically deliver its gas production, it would be required to make market purchases of gas from third parties to fulfill its contractual obligation.

                          SOUTHERN MINERAL CORPORATION


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE QUARTER ENDED SEPTEMBER  30, 1998
AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

Oil and gas revenues for the quarter ended September 30,1998, are $6,743,000, compared to oil and gas revenues for the same period in 1997 of $3,533,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, which were partially offset by lower average crude oil and natural gas prices. Higher production volumes are primarily due to the purchase of Neutrino Resources Inc., as of June 30,1998; acquisition of Amerac Energy Corporation, acquired on January 28, 1998; a 22.5% working interest in Lake Raccourci Field, acquired on November 24, 1997, the acquisition by BEC Energy, Inc. (acquired on May 20, 1997) of additional interests in the Big Escambia Creek Field through four subsequent transactions and new production from successful exploration and development programs at the Matthews project in Texas.

Natural gas production for the three months ended September 30, 1998 was 2,103 MMcf, a 122% increase as compared to production for the same period in 1997 of 949 MMcf. The Company's crude oil production for the three months ended September 30, 1998 increased 157% to 208,422 barrels as compared to 81,130 barrels for the same period in 1997. On an energy equivalent basis (1 barrel of liquids = 6 Mcf of gas equivalent), the Company's production averaged 39,500 Mcfe per day during the third quarter of 1998. During the fourth quarter of 1998, the Company expects to sell a number of non-strategic oil and gas properties in the United States and Canada. The property divestitures in the fourth quarter of 1998, production declines and other net changes are expected to result in production volumes for the fourth quarter of 1998 being at a level similar to the third quarter of 1998.

The average natural gas price in the third quarter of 1998 decreased 7% to $1.75 per Mcf compared to $1.89 per Mcf in the same period in 1997, which was caused, in part, by an increase in Canadian gas sales (with lower price realizations) due to the Neutrino acquisition, resulting in an increase in the percentage of Canadian gas sales to total gas sales, partially offset by gains from hedging activities in 1998. Historically, Canadian gas prices have been lower than domestic gas prices. Crude oil prices decreased 34% in 1998 to $10.99 per barrel, compared to $16.60 per barrel in 1997. Average realized prices in Canada are lower than the average realized prices domestically.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities have resulted in the sale of the Company's Golden Trend properties for $6,969,000 and the Riffe Field for $510,000, as of June 30, 1998 and July 1, 1998, respectively. The sales proceeds were applied to the purchase price of Amerac, resulting in no gain or loss on the transactions. Loss on sale of assets in the third quarter of 1997 was $41,000 compared to a loss of $3,000 in the third quarter of 1998.

Production costs, including production and ad valorem taxes, increased in 1998 to $2,774,000, up 178% from $999,000 in 1997, primarily due to the above mentioned acquisitions. On a cost per Mcfe basis, production costs for 1998 increased to $0.76 per Mcfe, or 17% from $0.65 per Mcfe in 1997.

General and administrative expenses increased as a result of the above mentioned acquisitions to $1,050,000 in 1998, up 174% from $383,000 in 1997. On a cost per Mcfe basis, general and administrative expenses increased to $0.29 per Mcfe, or 16%, from $0.25 Mcfe in 1997.

Exploration, seismic and dry hole expenses decreased to $456,000 in the third quarter of 1998, compared to $1,302,000 in the same period of 1997. The 1998 expense is due primarily two unsuccessful exploration wells and to additional costs of $208,000 associated with a dry hole drilled in Lafourche Parish, Louisiana, during the second quarter of 1998 in which the Company had a 93% working interest. In 1997, the Company expensed geological and geophysical costs as well as interests in three unsuccessful exploration wells. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

Depreciation, depletion and amortization ("DD&A") expense for the third quarter of 1998 increased to $2,988,000, up 192% from $1,020,000 in the same period in 1997, which was due primarily to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in the third quarter of 1998 to $0.82 per Mcfe, up 24% from $0.66 per Mcfe in the same period in 1997.

Interest and debt expense in the quarter ended September 30, 1998 is $1,768,000, compared to $545,000 in 1997. During the 1998 third quarter, debt increased to consummate the above mentioned acquisitions and to fund capital expenditure programs.

Tax (benefit) expense in 1998 and 1997 is $(224,000) and $(408,000), respectively.

The Company reported a net loss in the quarter ended September 30, 1998 of $1,992,000, or $0.16 per share, compared to a net loss of $269,000, or $0.03 per share, in the same period in 1997. The 1998 third quarter increased loss was primarily the result of lower average crude oil and natural gas prices during such period, higher general and administrative expenses and financing costs associated with higher debt levels incurred in the connection with acquisitions, partially offset by lower exploration expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Oil and gas revenues for the nine months ended September 30, 1998 were $15,520,000, up 51% compared to oil and gas revenues for the same period in 1997 of $10,253,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil which is offset by lower average prices for both natural gas and crude oil. Higher production volumes are primarily due to the acquisition of Neutrino Resources Inc. as of June 30,1998; Amerac Energy Corporation , acquired on January 28, 1998; a working interest in Lake Raccourci Field, acquired on November 24, 1997; BEC Energy, Inc., acquired on May 20, 1997, and new production from successful exploration and development programs at the Matthews project in Texas.

Natural gas production in the first nine months of 1998 was 4,380 MMcf, a 59% increase compared to 1997 production of 2,750 MMcf. The Company's crude oil production in the first nine months of 1998 increased 121% to 419,564 barrels compared to 190,020 barrels in 1997. On an energy equivalent basis (1 barrel of liquids = 6 Mcf of gas equivalent), the Company's production averaged 27,548 Mcfe per day during the first nine months of 1998. During the fourth quarter of 1998, the Company expects to sell a number of non-strategic oil and gas properties in the United States and Canada. The property divestitures in the fourth quarter of 1998, production declines and other net changes are expected to result in production volumes for the fourth quarter of 1998 being at a level similar to the third quarter of 1998.

The average natural gas price in the first nine months of 1998 decreased 9% to $1.93 per Mcf compared to $2.12 per Mcf in the same period of 1997. Crude oil prices decreased 33% in the first nine months of 1998 to $12.38 compared to $18.58 per barrel in the same period of 1997.

As part of the Company's on-going operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds would be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities have resulted in the sale of the Company's Golden Trend properties for $6,969,000 in the second quarter of 1998 along with the Riffe Field for $510,000 in the third quarter. The sales proceeds were applied to the purchase price of Amerac, resulting in no gain or loss on the transactions. In 1997, the gain on sale of assets was $503,000. The gain on sale in 1997 was primarily the result of the sales of an oil and gas prospect located in the state waters offshore Texas and a working interest in a oil and gas property in Canada, which the Company agreed to sell for approximately $360,000.

Production costs, including production and ad valorem taxes, increased in the first nine months of 1998 to $5,960,000, up 128% from $2,610,000 in the same period of 1997, primarily due to the above mentioned acquisitions. On a cost per Mcfe basis, production costs for 1998 increased to $0.79 per Mcfe, or 24%, from $0.64 per Mcfe in 1997.

General and administrative expenses increased, primarily as a result of the above mentioned acquisitions, to $2,952,000 in the first nine months of 1998, up 94% from $1,518,000 in 1997. On a cost per Mcfe basis, general and administrative expenses increased in 1998 to $0.39 per Mcfe, or 5% from $0.37 Mcfe in 1997.

Exploration, dry hole and lease impairment expenses increased in the first nine months of 1998 to $2,122,000, compared to $1,517,000 in the same period of 1997, which is due primarily to a dry hole drilled in Lafourche Parish, Louisiana in 1998 in which the Company had a 93% working interest. This compares to the expense of $633,000 for geological and geophysical costs as well costs associated with four unsuccessful exploration wells in 1997. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the level of exploration activity during the year.

DD&A expense for the first nine months of 1998 increased to $6,217,000, up 147% from $2,512,000 in 1997, primarily due to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in 1998 to $0.83 per Mcfe, up 34% from $0.62 per Mcfe in 1997.

Interest and debt expense increased in the first nine months of 1998 to $3,554,000, up 353% compared to $785,000 in 1997. During the 1998 third quarter, debt increased to consummate the acquisition of Neutrino and fund capital spending programs.

Tax (benefit) expense in 1998 and 1997 is $(247,000) and $556,000, respectively.

The Company reported a net loss for the nine months ended September 30,1998 of $4,824,000, or $0.39 per basic share, compared to earnings of $1,393,000, or $0.15 per basic share for the same period in 1997. Production volumes grew 85% to 27,600 Mcfe per day during the first nine months of 1998 from 14,900 Mcfe per day in the comparable period in 1997. While the unit volume growth was significant during 1998, the benefits were more than offset by lower oil and natural gas prices, higher exploration costs, and increased general and administrative and financing costs following the Amerac Energy Corporation and Neutrino Resources Inc. acquisitions. The number of shares outstanding increased by 3,333,000 in January, 1998, as a result of the acquisition of Amerac Energy Corporation and by 324,430 in the acquisition of Neutrino Resources Inc, in June 1998.

LIQUIDITY AND CAPITAL RESOURCES
FOR THE PERIOD ENDED SEPTEMBER 30, 1998

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, issuance of common stock and other securities and sales of non-strategic assets and oil and gas properties.

The Company's cash flows provided by operating activities for the nine months ended September 30, 1998 and 1997 are $2,776,000 and $4,813,000, respectively. Additional cash of $7,507,000 and $1,047,000 was realized in the first nine months of 1998 and 1997, respectively, from property sales of non-strategic assets.

Effective May 29, 1998, the Company amended its domestic bank credit agreement increasing its borrowing base from $38,400,000 to $45,000,000. As of November 12, 1998, the borrowing base under the credit facility had been reduced to $36,690,000 as a result of the transfer of the Company's Canadian assets to Neutrino, the sale of certain domestic assets, and the scheduled reduction discussed below. Outstanding borrowings as of November 12, 1998,are $36,690,000, leaving no further availability under the domestic bank credit agreement. The domestic credit facility borrowing base reduces $40,000 per month commencing July 1, 1998, and is reviewed by the bank semi-annually until maturity on June 1, 2001.It is anticipated that the credit facility borrowing base will be reviewed in December, 1998. The obligations under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The credit facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. The credit facility contains certain covenants relating to the financial condition of the Company. Effective as of September 1, 1998, certain of the financial covenants in the credit facility were amended.

As of September 30, 1998, the Company was in compliance with the terms of the credit facility. The credit facility bears interest at the Company's option, of either prime rate floating or at the LIBOR rate plus one and one-half percent to two percent, depending upon the level of debt outstanding.

Effective June 25, 1998, Neutrino entered into a new credit facility and has an available Cdn $40,000,000 (U.S.$26,084,000) revolving demand loan facility under which it can borrow at bank prime or at Bankers Acceptance Rates plus a 1% stamping fee. As of September 30, 1998, the Canadian bank prime rate was 7.25% and the Bankers Acceptance Rates for 30 day maturities was 5.58%. As of November 12, 1998, outstanding borrowings thereunder are Cdn $33,559,000, (U.S. $ 21,884,000) leaving Cdn $6,441,000 (U.S. $4,200,000) available to borrow. The credit facility borrowing base was reviewed in April 1997 and is expected to be reviewed again in late November 1998. No principal payments are scheduled providing certain conditions of the bank agreement continue to be satisfied. The obligations under the credit facility are secured by substantially all of the assets of Neutrino. The credit facility contains certain covenants relating to the financial condition of Neutrino. As of September 30, 1998, Neutrino was in compliance with the terms of the credit facility.

Subsequent to determining the current borrowing bases for the domestic and Canadian credit facilities, oil and gas prices have declined. The lender's judgment of future oil and gas prices will impact their borrowing base redeterminations. Therefore, required principal payments may increase or decrease in future periods.

Capital spending in the first nine months of 1998 totaled $13,452,000 for properties, and $34,855,000 for acquisitions, and was primarily funded from bank debt and cash flow generated from operations. The Company believes that it will have sufficient capital available from the credit facilities described above, together with cash flows from operating activities and property divestitures, to fund the remainder of its 1998 capital expenditure plans, and to meet the Company's other obligations. In connection with consummating any acquisition, the Company will require additional debt or equity financing, which may not be available on terms acceptable to the Company.

The Company's debt to total capitalization (long-term debt plus shareholder equity) ratio is 79% at September 30, 1998, as compared to 51% at September 30, 1997. The Company's interest coverage ratio (calculated as net income plus depreciation, depletion and amortization, interest expense, deferred income taxes, and exploration expenses divided by cash expenditures for interest) is
2.0 to 1 for the first nine months of 1998.

The Company did not declare dividends in the nine months ended September 30, 1998, fiscal 1997, 1996 or 1995. It is likely that for the foreseeable future funds available for dividends on common stock, if any, will be retained by the Company to finance its operations and future growth.


YEAR 2000 COMPLIANCE

The Company's State of Readiness

The "Year 2000" problem concerns the ability of technology to properly recognize and process date sensitive information beyond December 31,1999. The Company is in the process of evaluating its information technology (IT) and non-information technology. Year 2000 Committees have been formed at the Company's office in Houston and at the Company's Canadian subsidiary headquarters in Calgary. The Committees include members of senior management and key employees from major business units. The Committees will assess Year 2000 issues; direct remedial actions necessary to minimize systems disruptions and other risks; contact significant third party purchasers, suppliers, vendors and operators with whom there are material transactions and data exchange; test internal hardware and software; and make appropriate contingency plans. Neutrino Resources Inc., the Canadian subsidiary, has engaged a consulting firm, which has prepared a report on the status of Neutrino, including a detailed inventory of hardware and software, priorities for action and an implementation plan. The Company, on behalf of itself and its other subsidiaries, has contacted principal software vendors. Thus far, the Company has received a letter of compliance for its accounting and payroll systems and product conformity assurance for its reservoir engineering system. The land and lease record systems vendor has informed the Company that the system is Year 2000 compatible. The Company has no proprietary software. Purchased software and hardware systems have been installed or assembled by third party vendors that provide network, software and hardware IT services to the Company. The vendors have been engaged to evaluate the systems for Year 2000 compliance before year end 1998.

Costs to Address the Company's Year 2000 Issues

It has been estimated that the costs of compliance will not exceed $150,000, which includes the evaluation, planning, replacement of the land and lease records systems at Neutrino and the replacement of several desktop computers and other hardware. Approximately $50,000 will be expended in 1998, with the balance to be incurred in 1999.

Risks of the Company's Year 2000 Issues

Risks associated with the Year 2000 problem are potentially significant. Failure to remedy a critical system problem could have a material affect on the results of operations and financial condition. The Company has interests in operated and non-operated properties in the United States, Canada and Ecuador. The Company will continue to review and monitor software and equipment within its control. The Company will continue to contact operators of its non-operated properties and other third parties to determine their Year 2000 compliance procedures, but cannot warrant the readiness of those systems. As the Company is in the process of collecting this information from third parties, the Company cannot currently state whether its operations will be materially affected by third party compliance issues. The Company is not currently aware of any third party issues that would cause a significant business disruption. The Company believes that it will be able to achieve Year 2000 compliance by the end of 1999 with respect to the Company's internal systems, and does not currently anticipate any disruption in its operations or any materially adverse effects to its financial condition as the result of any failure by the Company to be in compliance.

The Company's Contingency Plan

Contingency plans are being developed at this time, and will be monitored and modified after the initial evaluation by the Committees of the Year 2000 is complete. The Company intends to have such plans in place by June 30, 1999.


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


FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1937, as amended (the "Exchange Act"). All statements other than statements of historical fact included in MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures, acquisitions and Year 2000 compliance are forward-looking statements. These statements involve risks and uncertainties, including price volatility, production levels, drilling results, capital availability, operational and other risks, uncertainties and factors described from time to time in the Company's public available Securities and Exchange Commission reports, which could cause actual results to differ materially. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct.

PART II

                                OTHER INFORMATION


Items 1, 2, 3, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (A)     EXHIBITS:

                      10.1 Letter Amendment dated November 4, 1998 to the Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (filed herewith)

                      27.1    Financial Data Schedule

              (B)     REPORT ON FORM 8-K:

                      None



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SOUTHERN MINERAL CORPORATION


Date: November 12, 1998                         By /s/   MICHAEL R. DAWSON
                                                --------------------------------
                                                        Michael R. Dawson
                                                Vice President-Finance and Chief
                                                Financial Officer (and officer
                                                duly authorized to sign on
                                                behalf of the registrant)