Form 10KSB40
period 1998-12-31
SOUTHERN MINERAL CORP
filed 1999-03-31
CIK 92223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1999, 12,803,449 shares of Common Stock were outstanding and the aggregate market value of these shares at such date (based upon the last reported sales price in the Nasdaq National Market of $ 0.625 per share) held by non-affiliates of the Registrant was approximately $ 8.0 million. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

           Southern Mineral Corporation, a Nevada corporation, with its subsidiaries ("Southern Mineral" or the "Company"), is an independent oil and gas company headquartered in Houston, Texas. The Company is engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast of the United States, in Canada and in Ecuador. The Company conducts its operations in Canada exclusively through its subsidiary, Neutrino Resources Inc. ("Neutrino"). The Company's business strategy is to increase reserves and shareholder value through a balanced program of acquisitions, exploitation and exploration.

           In February 1999, the Board of Directors of the Company retained CIBC Oppenheimer Corp. as independent advisors to assist in studying strategic alternatives for maximizing shareholder value. The Company expects to evaluate a number of alternatives including, but not limited to, asset divestiture, joint ventures or alliances, a sale or merger of the Company, and other restructuring and recapitalization opportunities. The Company can give no assurances as to its success in pursuing any of the strategic alternatives or as to the terms of any transaction.

BACKGROUND

           The Company was incorporated in 1937 as a vehicle to consolidate mineral tracts retained as its parent company lumbered large tracts of southern Mississippi forestlands. For the next fifty years, the Company was largely a passive participant in the oil and gas business, merely granting leases on its spread of mineral interests in Mississippi. In the mid-1980s, the Company became a more active participant in the oil and gas business, redeploying its significant cash flow from revenues derived from the Poplarville Field into exploration activities. For the next ten years, the Company pursued the sole strategy of exploration for oil and gas. As a result of generally poor results, the Company changed its focus beginning in 1995 to one of a more balanced approach to the oil and gas business. The Company currently pursues acquisitions, exploitation and exploration.

ACQUISITION ACTIVITIES

           NEUTRINO RESOURCES INC. In July 1998, the Company acquired, for cash, all of the outstanding shares of Neutrino, an independent oil and gas company located in Calgary, Canada. Following the acquisition, the Company consolidated its other Canadian assets into Neutrino and began to operate in Canada exclusively through Neutrino.

           Neutrino's principal assets include three core areas in central and southern Alberta, Canada: (i) the Pine Creek Field, (ii) the Inverness/Swan Hills Field and (iii) the Medicine River/Sylvan Lake Field. In late 1998, an oil discovery was made at Gift Lake in north central Alberta. At year-end 1998, Neutrino's proved reserves totaled 4.0 million barrels of liquids (oil, condensate and natural gas liquids) and 27.3 billion cubic feet (Bcf ) of natural gas. In the second half of 1998, the Company's Canadian production was 284,532 barrels of liquids and 1,918 million cubic feet (MMcf) of natural gas.

           The total purchase price of Neutrino was $57,198,000, including assumption of debt and working capital deficit. Additionally, approximately 324,000 shares of Southern Mineral Common Stock were issued to key Neutrino management personnel in consideration for retention and other obligations.

           AMERAC ENERGY CORPORATION. In January 1998, the Company issued 3,333,333 shares of its Common Stock for all the outstanding shares of Amerac Energy Corporation ("Amerac") in a merger effective January 28, 1998. At January 1, 1998, Amerac had proved reserves of 32.7 billion cubic feet of gas equivalent
(Bcfe) according to a report prepared by a major independent engineering firm. Subsequent to the acquisition, a number of non-strategic Amerac properties were sold and the remainder became a part of the Company's U.S. oil and gas asset base.

           BIG ESCAMBIA CREEK, ALABAMA. During 1997 and 1998, the Company acquired working interests in the Big Escambia Creek Field and the surrounding area in a series of six transactions. The largest acquisition was the purchase of BEC Energy, Inc. in May 1997, for $10.6 million. Thereafter, the Company acquired additional working interests in the area for $12.1 million.

           The Big Escambia Creek area represents the Company's largest asset in terms of reserves with approximately 2.6 million barrels of oil equivalent (MMboe) proved reserves as of December 31, 1998. In addition to sales of oil and gas, the Company earned $700,000 in revenues during 1998 from the sale of sulfur from the area.

           LAKE RACCOURCI FIELD, LAFOURCHE PARISH, LOUISIANA. In November 1997, the Company acquired a 22.5% working interest in two producing wells in the Lake Raccourci Field for $5.4 million and subsequently drilled a successful third well there. In addition, the Company has recently received a 10,000 acre farm-out from Exxon, providing further development potential to the project. Proved reserves at year-end 1998 were 684,000 barrels of oil equivalent (boe).

           SANTA ELENA PROJECT, ECUADOR. In June 1997, the Company acquired a 10% interest in the Santa Elena Project for approximately $2.8 million. The Ancon Field, in the Santa Elena concession, was originally discovered in 1921 and has produced over 128 million barrels of oil, with peak production rates of 10,000 barrels per day in 1955. In July 1996, Compania General de Combustibles S.A. ("CGC") acquired a 20 year concession for the Santa Elena Project. CGC implemented a redevelopment plan consisting primarily of mechanical remediation and improvements in field delineation. The remediation and delineation efforts to improve and sustain higher production rates have generally been disappointing.

           A key consideration in acquiring the Santa Elena interest was the significant exploration potential contained on the concession. Over 400 kilometers of new 2-D seismic has been acquired with the expectation that exploratory drilling will commence in mid-1999. However, given the significant decline in world oil prices during 1998 and other factors, the project participants may request a restructuring of the concession agreement. Such a request may affect the timing and cost of the exploratory drilling program.

EXPLOITATION AND EXPLORATION ACTIVITIES

           The Company has either initiated or agreed to participate in various exploration opportunities in addition to those described herein. The Company intends that its exploration effort be composed primarily of internally generated projects. However, a portion of the Company's exploration programs may be brought to the Company by outside individuals and other companies.

           BRUSHY CREEK FIELD, TEXAS. Discovered in late 1997, Brushy Creek Field (Matthews Prospect) is located within the prolific Wilcox producing trend of the Texas Gulf Coast. The field straddles the DeWitt and Lavaca County line. Production has been established from several Wilcox sand reservoirs, including the 13,900-Foot Sand and the 11,700-Foot Sand, but the majority of the current production and future upside potential is from the Carroll Sand at approximately 11,100 feet in depth. Since its discovery, the field has produced more than 3.5 Bcf of gas (gross). Southern Mineral, in a joint effort with the operator, generated and marketed the prospect to industry partners, and has retained non-operated working interests ranging from 25% to 30% in the drilling of seven wells to date. The Company believes that significant additional exploration and exploitation opportunities exist in the field and surrounding area.

           GIFT LAKE, ALBERTA, CANADA. In late 1998, the Company discovered oil in its first well at Gift Lake. Additional acreage was subsequently acquired in the area to expand the Company's position. A second well was drilled on a separate feature at Gift Lake, but was unsuccessful. The Company operates and holds working interests ranging from 50% to 55% in 6,720 gross acres at Gift Lake, and has identified a number of leads and prospects on this acreage.

           ALTA LOMA PROSPECT, TEXAS. The Company operates and owns a 50% working interest in the Alta Loma Prospect in Galveston County, Texas. The prospect is a redevelopment project of an abandoned field previously discovered and delineated by a major integrated oil company. Application of modern 3-D seismic technology has identified significant potential in undrilled fault blocks. The Company is currently seeking additional partners to participate in funding the capital expenditures necessary to evaluate the prospect.

           OSPREY PROSPECT, OFFSHORE, TEXAS. The Osprey Prospect is located in shallow waters offshore Texas near Matagorda Island. The Company has leased 1,360 acres and obtained a farm-in on an additional 640 acres to complete the prospective lease block. The Company operates and owns a 100% interest in the prospect and is currently seeking industry partners to participate in an exploratory test.

           NORTH COVE PROSPECT, OFFSHORE, TEXAS. The Company operates and owns a 100% interest in North Cove, a prospect adjacent to a large offshore gas field. In a State of Texas lease sale during the fourth quarter of 1998, the Company was successful in acquiring 720 acres comprising the prospect. The Company is currently seeking industry partners to participate in testing the potential of the prospect.

RISK FACTORS

           FORWARD-LOOKING STATEMENTS. All statements other than statements of historical fact contained in this report, including statements in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. When used herein, the words "budget", "expressions", "anticipate", "expects", "believes", "seeks", "goals", "plans", "strategy", "intends", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements and no assurance can be given that the expectations will prove correct. In reliance upon the Private Securities Litigation Reform Act of 1995, factors identified by the Company that could cause the Company's future results to differ materially from the results discussed in such forward-looking statements include the following risks described under "Risk Factors." All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph and shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.

           HIGH FINANCIAL LEVERAGE AND LIQUIDITY. As of March 15, 1999, the Company's total outstanding indebtedness was approximately $97.1 million, which is secured by substantially all of the assets of the Company and its subsidiaries. Cash on hand at March 15, 1999 was approximately $5.4 million as a result of the sale of certain assets. See Note 14 to the Consolidated Financial Statements. This substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and, as a result, may not have the necessary resources to respond to market conditions and opportunities. At March 15, 1999, the Company had no borrowing availability under its domestic credit facility and estimates that very little is available under its Canadian credit facility after considering the minimum working capital requirement. See Note 3 to the Consolidated Financial Statements. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. The Company's domestic bank credit agreement contains provisions whereby a default under the Company's Canadian credit facility or pursuant to the 6.875% Convertible Subordinated Debentures indenture would create a default condition under the domestic credit facility. In such a default condition, the banks may declare amounts under the domestic credit facility to become immediately due and payable. The holders of convertible subordinated debentures have acceleration rights if the Company is in payment default under either its domestic or Canadian credit facilities. The Canadian credit facility is a revolving demand loan. See Note 3 to the Consolidated Financial Statements. The Company's ability to meet its obligations is dependent upon a number of factors, many of which are outside of the Company's control. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

           The Company believes that it will be necessary to sell significant oil and gas assets to raise the substantial additional funds necessary to meet the September 1, 1999 maturity of $12,500,000 of principal that will be due under its domestic credit facility. See Note 3 to the Consolidated Financial Statements. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. If the Company is unable to raise the necessary funds, further restructuring of its domestic credit facility will be required or the Company could become in default on the full amount of its indebtedness, as discussed above. The Company has retained CIBC Oppenheimer Corp. to assist in evaluating various strategic alternatives, which may include asset divestitures, joint ventures or alliances, a sale or merger of the Company or other restructuring or recapitalization opportunities. There can be no assurance that the Company will be successful in pursuing any of such strategic alternatives or as to the terms of any transaction that may be pursued. See Note 14 to the Consolidated Financial Statements.

           The Company has been advised that it is not in compliance with Nasdaq Stock Market listing requirements due to the recent low price per share of its Common Stock. If such requirements are not satisfied prior to April 19, 1999, the Company's Common Stock may be subject to delisting from the Nasdaq National Market. Such delisting would impair the liquidity of the Common Stock and capital raising flexibility of the Company. The Company intends to pursue a remedy and is considering steps to come into compliance with the listing requirements. The Company cannot assure that it will be successful in maintaining its Nasdaq listing. See Item 5 "Market for the Company's Common Equity and Related Stockholder Matters."

           VOLATILITY OF PRICES AND AVAILABILITY OF MARKETS. The Company's revenues, profitability and future rate of growth are highly dependent upon the prices of and demand for oil and gas, which can be extremely volatile. The volatile energy market makes it difficult to estimate future prices and sales volumes of natural gas, crude oil and natural gas liquids ("NGLs"), which are affected by a number of factors beyond the control of the Company, including worldwide supplies of and demand for oil and gas, changing international economic and political conditions, contract enforceability, negotiations with other parties, availability of capital, insolvency of other parties, domestic and foreign energy legislation, weather, environmental conditions, regulations and events, and actions by major petroleum producers including members of the Organization of Petroleum Exporting Countries. The Company's financial condition, operating results and liquidity may be materially affected by any significant fluctuations in the sales prices of natural gas, crude oil and NGLs. The Company's ability to service its long-term obligations and to generate funds internally for capital expenditures will be similarly affected.

           UNCERTAINTIES IN RESERVE ESTIMATION, PRODUCTION SUCCESS AND RESERVE REPLACEMENT. There are numerous uncertainties inherent in estimating quantities of reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents only estimates. Underground accumulations of oil and gas cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality and quantity of available data and of engineering and geological interpretation and judgment. As a result, estimates by engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates at a specific point in time are often different from the quantities of oil and gas that are ultimately recovered, which differences may be significant. Additionally, the estimates of future net revenues are based upon certain assumptions about future production levels, prices and costs that may not prove correct over time. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they were based.

           In general, the Company's volume of production from oil and gas properties declines with the passage of time. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration or development activities, or both, the proved reserves of the Company, and the revenues generated from production thereof (assuming no price increases), will decline as reserves are produced. Drilling activities are expensive and subject to numerous risks, including the risk that no commercially productive oil or gas production will be obtained. The decision to purchase a property interest or explore or develop a property will depend in part on geophysical and geological analysis and engineering studies, the results of which may be inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, project approvals by joint venture partners, weather conditions, compliance with government regulation, shortages or delays in obtaining equipment, or limitations in the transportation, storage or market for products. No assurance can be given that wells will be able to sustain production rates commensurate with the drill stem tests. Increases or decreases in prices of oil and gas and in cost levels, along with the timing of development projects, will also affect revenues generated by the Company and the present value of estimated future net cash flows from its properties. Revenues generated from future activities of the Company are highly dependent upon the level of success in finding, developing or acquiring additional reserves.

BUSINESS RISKS

           The Company's activities are subject to the risks normally associated with oil and gas operations. The nature of the oil and gas business involves a variety of risks usually associated with exploration for, and development and production and transportation of, oil and gas, including blowouts, cratering, oil spills, fires, geologic uncertainties and adverse or seasonal weather conditions. Offshore operations are also subject to marine perils and extensive governmental regulations, as well as interruption or termination by governmental authorities based on environmental or other considerations. The occurrence of any of these events could cause injury to life or property, interruptions in operations, failure to produce oil or gas in commercial quantities, inability to fully produce discovered reserves, loss of revenues or increases in the costs of operations.

           The Company's operations are subject to numerous foreign, federal, state and local laws, rules and regulations relating to the protection of the environment, health and safety, including without limitation, laws concerning the release and containment and disposal of pollutants and wastes that can be produced by operations in which the Company owns interests. In addition, the Company's operations are affected by numerous federal, state and local laws, rules and regulations relating to the exploration, production, transportation, marketing and sales of oil and natural gas. In the past, the Company's compliance with such laws, rules and regulations has not had a material adverse effect on its capital expenditures, earnings or competitive position. However, the Company cannot predict whether its future compliance with, or the effect of, such laws, rules and regulations or those that may be enacted in the future, would have a material adverse effect on its capital expenditures, earnings or competitive position.

           The Company's international operations are subject to certain risks, including expropriation of assets, governmental reinterpretation of applicable laws and contract terms, increases in or assessments of taxes and government royalties, renegotiations of contracts with governments or customers, government approvals of lease, permit or similar applications and of exploration and development plans, political and economic instability, guerilla activity, disputes between governments, payment delays, export and import restrictions, limits on allowable levels of exploration and production, and currency shortages, currency rate fluctuations, exchange losses and repatriation restrictions, as well as changes in laws and policies governing operations of companies with overseas operations, including more strict environmental regulation. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the U. S. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Foreign operations and investments may also be subject to laws and policies of the U. S. affecting foreign trade, investment and taxation, including but not limited to creditability of foreign taxes, that could affect the conduct and profitability of those operations.

           Approximately 31% of the Company's revenues during the year ended December 31, 1998 were derived from Canadian properties. The costs and revenues associated with the Company's Canadian operations are denominated in Canadian dollars. The Company prepares its consolidated financial statements in U.S. dollars. Fluctuations in the value of the two currencies may cause currency translations losses for the Company or reduced revenues and earnings, or both, with respect to its Canadian operations. The Company cannot predict the effect of exchange rate fluctuations upon future operating results.

COMPETITION

           There is a high degree of competition in the oil and gas exploration and production industry. Consequently, the Company competes with many other entities for capital and desirable potential acquisitions and exploration and development prospects. The Company's competitors include the major integrated oil companies as well as numerous independent oil and gas companies and other producers of energy sources and fuels. Many of these competitors have capital resources and other competitive advantages much greater than that of the Company, and may therefore be better able than the Company to withstand and compete during adverse market conditions. The Company's ability to generate revenues and reserves in the future will be dependent upon, among other things, its success in competing with these competitors, as to which there can be no assurances.

REGULATIONS

           DOMESTIC ENVIRONMENTAL REGULATION. Operations of the Company are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; prohibit drilling activities on certain lands lying within wetlands or other protected areas, impose restrictions on the injection of liquid into subsurface formations, require remedial measures to mitigate pollution from former operations (such as pit closure and plugging abandoned wells), and impose substantial liabilities for pollution resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent, and public interest in the protection of the environment has increased dramatically in recent years. These environmental laws and regulations may affect the Company's operations and costs as a result of their effect on oil and gas development, exploration, and production operations. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

           The Company generates wastes that may be subject to the federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.

Moreover, legislation has been proposed in Congress from time to time that would amend RCRA to reclassify oil and gas production wastes as "hazardous waste." If such legislation were enacted, it could have a significant impact on the Company's operating costs, as well as on the oil and gas industry in general.

           The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes that it has used good operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), RCRA and analogous state laws as well as state laws governing the management of oil and gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

           The Oil Pollution Act ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects persons responsible for "offshore facilities" to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters to covers costs that could be incurred by governmental authorities in responding to an oil spill. Such financial assurances may be increased by as much as $150 million if a formal risk assessment indicates that the increase is warranted. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities.

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

           The Federal Water Pollution Control Act, as amended, commonly known as the Clean Water Act ("CWA"), and comparable state laws and regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control, countermeasure and response plans relating to the possible discharge of oil into the surface waters. The CWA also imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to state and federal waters. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal ("NPDES") permits prohibit, or severely restrict the discharge of produced water and sand, and some other substances related to the oil and gas industry, to coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry has experienced or is experiencing similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

           The Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and various states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

           INTERNATIONAL ENVIRONMENTAL REGULATION. Operations of the Company in Canada and Ecuador are subject to numerous federal, provincial and local laws and regulations. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain oil and gas industry operations and can affect the location and operation of wells and other facilities and the extent to which exploration and development is permitted. In Canada, legislation also requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities and local landowners. A breach of such legislation may result in the suspension or revocation of licenses and authorizations, and the suspension of operations, as well as the imposition of clean-up orders, fines and penalties. In addition, certain types of operations may require environmental assessment and reviews to be completed before approvals are obtained and before exploration or development projects are begun. The Company does not anticipate that it will be required to make capital or other expenditures by reason of international environmental laws and regulations that are material in relation to the Company's total capital expenditure program or that would have a material adverse effect on the Company's earnings, but inasmuch as such laws and regulations, are frequently changed, the Company is unable to predict the ultimate cost of compliance.

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

           Domestic exploration for, and production of, oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, are also authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with and that carry substantial penalties for non-compliance. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations, and possible interruption or termination by government authorities.

           As a producer and seller of natural gas, the Company depends on transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of its gas supplies. Transportation and storage services rendered by interstate natural gas pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Competition across the natural gas industry has intensified in recent years as a result of certain major rulemakings promulgated by FERC requiring interstate natural gas pipelines to unbundle transportation and sales services and to render open-access transportation service on a nondiscriminatory basis for third-party gas supplies. These FERC initiatives have resulted in interstate pipelines abandoning their traditional merchant function and offering various types and levels of services to their customers, which, in turn, has greatly enhanced the ability of producers and others to market natural gas supplies to local distribution companies and large commercial and industrial end users.

           The rates charged for interstate natural gas pipeline services are often subject to negotiation between customers and the pipeline within certain FERC-approved parameters. These rates are subject to change depending upon individual system usage and other variables. Additionally, the availability of interstate transportation and storage service necessary for the Company to make sales or deliveries of gas can at times be preempted by other users of a particular pipeline system in accordance with FERC-approved methods for allocating open-access pipeline capacity.

           The regulations affecting interstate pipeline services are subject to ongoing review and amendment. Within the past year, FERC has issued several notices of proposed rulemakings and inquiry through which it has indicated that it is considering modifying certain existing regulations and policies in an effort to (i) maximize competition in short-term transportation markets, (ii) provide interstate pipelines with additional flexibility in order to better tailor rates and terms and conditions of service to individual customer needs, and (iii) better fashion regulatory policies that provide the correct incentives and price signals for all segments of the industry while continuing to guard against the exercise of market power. While these and other potential FERC-initiatives may further facilitate market access for natural gas producers, they will also likely result in increased competition in markets in which the Company's natural gas is sold which could negatively affect revenues in the future.

           As a producer and seller of oil, the Company depends on services offered by various interstate and intrastate oil pipelines. Services provided by intrastate oil pipelines are subject to the jurisdiction of individual state regulatory commissions, and the rules and regulations of these individual commissions are subject to ongoing review and possible amendment. The rates, terms and conditions of service and certain other aspects of interstate oil pipeline service are subject to regulation under the Interstate Commerce Act, which jurisdiction is administered by the FERC.

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

CUSTOMERS

           Oil and gas hydrocarbons are the principal products produced by the Company and sales of such products are usually made in the spot market or on such other basis that may be impacted by the effect of changes in current market prices. Future oil and natural gas prices may be affected by a variety of factors including, but not limited to, supply and demand, world and regional market conditions, political conditions and seasonal factors, all of which the Company is unable to control or accurately predict. In the past, there have not been, and management does not expect there to be in the near term, any material adverse effects on the Company's business due to seasonal aspects. Backlog is not a factor in the Company's operations. The Company is engaged in a single industry segment: the acquisition, exploration, development, and production of oil and gas reserves, all in the United States, Ecuador and Canada. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows (in thousands):



           CUSTOMER                            1998          1997          1996
--------------------------------------        ------        ------        ------
G C Marketing Company ................        $ --          $2,267        $3,212
Damsco Distribution ..................         3,747         1,656          --
Diasu Oil & Gas Co., Inc. ............          --           1,631          --

OPERATIONAL HAZARDS AND INSURANCE

           The Company's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business also is subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. Although the Company maintains insurance coverage considered to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. There can be no assurance that such coverage will continue to be available or as to the cost of such coverage. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

           At March 15, 1999, the Company employed 38 full-time persons and 13 consultants. The Company believes that its relations with its employees and consultants are good.

ITEM 2.   DESCRIPTION OF PROPERTIES

GENERAL

           At December 31, 1998, the Company held working interests in 444 gross wells in the continental United States, 862 in Ecuador and 1,471 in Canada. Approximately 36% of the Company's proved reserves are oil and liquids, and approximately 64% are gas, measured in energy equivalent barrels of oil (natural gas is converted at the rate of six thousand cubic feet of gas for each barrel of oil).

OIL AND GAS RESERVE INFORMATION

           The following table reflects the estimated proved reserves of the Company. The Company's estimates of reserves filed with federal agencies, including the Securities Exchange Commission, agree with the information set forth below. The oil and gas reserves are principally onshore in the continental United States, Canada and Ecuador. The Company's reserve information has been based on estimates prepared by or audited by independent petroleum engineers. Netherland, Sewell & Associates, Inc. ("NSA") prepared the domestic reserve estimates as of December 31, 1995 and 1997 and audited the December 31, 1996 domestic reserve estimates prepared by the Company. NSA prepared most of the domestic reserve estimates as of December 31, 1998. The Company prepared the remaining reserve estimates, and Ryder Scott Company ("RSC") audited those results. McDaniel & Associates Consultants Ltd. prepared the Canadian reserve estimates as of December 31, 1995, 1996 and 1997. Chapman Petroleum Engineering Ltd. prepared most of the Canadian reserve estimates as of December 31, 1998, while Gilbert Laustsen Jung Associates Ltd. prepared the remaining Canadian reserve estimates as of such date. The Ecuador reserves were prepared by RSC as of December 31, 1997. As a result of the decline in world oil prices, the Company's reserves in Ecuador are not economic as of December 31, 1998. The Company's U.S. oil reserves (including, oil, condensate and natural gas liquids) have been prepared using average prices of $9.67, $16.91 and $24.41 per barrel and gas reserves were prepared using average natural gas prices of $2.17, $2.20 and $3.91 per Mcf, as of December 31, 1998, 1997 and 1996, respectively. The Canadian reserves have been prepared using average oil prices of $8.71, $15.30 and $23.66 per barrel and average natural gas prices of $1.72, $1.34 and $1.62 per Mcf, as of December 31, 1998, 1997 and 1996, respectively. Ecuador reserves were prepared using an average oil price of $18.00 per barrel as of December 31, 1997. See Item 1 "Risk Factors" and "Business Risks" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to the Consolidated Financial Statements".

                                                U.S.               ECUADOR               CANADA                      TOTAL
                                     -----------------------  ----------------  -------------------------   -----------------------
                                        OIL          GAS        OIL       GAS      OIL            GAS          OIL          GAS
PROVED RESERVES                        (BBLS)       (MCF)      (BBLS)    (MCF)    (BBLS)         (MCF)        (BBLS)       (MCF)
                                     ----------  -----------  --------   -----  ----------    -----------   ----------  -----------
   Balance, December 31, 1995 ....      687,401   20,644,438      --      --       729,135      4,716,121    1,416,536   25,360,559
   Extensions, discoveries and
     additions ...................        6,081      479,336      --      --        31,351      1,506,458       37,432    1,985,794
   Revisions of previous estimates       33,975     (519,051)     --      --       (12,623)        79,948       21,352     (439,103)
   Purchase and sale of minerals
     in place (net) ..............      109,252    4,590,014      --      --          --             --        109,252    4,590,014
   Production ....................     (120,855)  (2,396,379)     --      --      (112,563)      (961,527)    (233,418)  (3,357,906)
                                     ----------  -----------  --------   -----  ----------    -----------   ----------  -----------
   Balance, December 31, 1996 ....      715,854   22,798,358      --      --       635,300      5,341,000    1,351,154   28,139,358
   Extensions, discoveries and
     additions ...................       20,480    2,869,630    26,395    --        15,774         95,139       62,649    2,964,769
   Revisions of previous estimates       53,743     (814,731)  (26,395)   --       (30,595)       384,760       (3,247)    (429,971)
   Purchase and sale of minerals
     in place (net) ..............    1,746,890    7,702,198   489,971    --        (1,793)      (295,974)   2,235,068    7,406,224

   Production ....................     (186,759)  (2,554,072)  (23,966)   --       (93,486)      (942,625)    (304,211)  (3,496,697)
                                     ----------  -----------  --------   -----  ----------    -----------   ----------  -----------
   Balance, December 31, 1997 ....    2,350,208   30,001,383   466,005    --       525,200      4,582,300    3,341,413   34,583,683
   Extensions, discoveries and
     additions ...................      237,189   12,903,760      --      --       170,912           --        408,101   12,903,760
   Revisions of previous estimates     (192,935)  (2,362,293) (437,413)   --          --             --       (630,348)  (2,362,293)
   Purchase and sale of minerals
     in place net ................    1,004,373   12,066,855      --      --     3,656,928     24,914,483    4,661,301   36,981,338
   Production ....................     (406,920)  (4,219,528)  (28,592)   --      (321,040)    (2,212,983)    (756,552)  (6,432,511)
                                     ----------  -----------  --------   -----  ----------    -----------   ----------  -----------
   Balance, December 31, 1998 ....    2,991,915   48,390,177      --      --     4,032,000     27,283,800    7,023,915   75,673,977
                                     ==========  ===========  ========   =====  ==========    ===========   ==========  ===========
PROVED DEVELOPED RESERVES
   Balance, December 31, 1996 ....      608,705   19,361,667      --      --       635,300      5,341,000    1,244,005   24,702,667
   Balance, December 31, 1997 ....    2,334,122   29,156,068   466,005    --       525,200      4,582,300    3,325,327   33,738,368
   Balance, December 31, 1998 ....    2,731,986   40,605,557      --      --     3,899,100     26,773,600    6,631,086   67,379,157

PRODUCTION AND PRICE HISTORY

           The following table sets forth certain information concerning the Company's annual net oil and gas production and average price information for the year ended December 31:

Production:                                        1998           1997            1996
                                              -------------   -------------   -------------
   Oil and NGLs (Bbls)
      U.S .................................         406,920         186,759         120,855
      Ecuador .............................          28,592          23,966            --
      Canada ..............................         321,040          93,486         112,563
                                              -------------   -------------   -------------
           Total ..........................         756,552         304,211         233,418
                                              =============   =============   =============
   Gas (Mcf)
      U.S .................................       4,219,528       2,554,072       2,396,379
      Ecuador .............................            --              --              --
      Canada ..............................       2,212,983         942,625         961,527
                                              -------------   -------------   -------------
           Total ..........................       6,432,511       3,496,697       3,357,906
                                              =============   =============   =============

Average sales prices:
   Oil and NGLs ($ per Bbl)
      U.S .................................   $       12.11   $       17.73   $       19.69
      Ecuador .............................           10.15           16.10            --
      Canada ..............................           10.51           17.58           18.09
                                              -------------   -------------   -------------
      Average .............................   $       11.36   $       17.55   $       18.92
                                              =============   =============   =============
   Gas ($ per Mcf)
      U.S .................................   $        2.13   $        2.49   $        2.29
      Canada ..............................            1.42            1.45            1.17
                                              -------------   -------------   -------------
      Average .............................   $        1.89   $        2.21   $        1.97
                                              =============   =============   =============
Average costs ($ per Mcfe)
   Operating expenses and production taxes    $        0.78   $        0.69   $        0.58
   Depreciation, depletion and amortization            0.96            0.79            0.60

PRODUCTIVE WELLS STATISTICS

           The following table sets forth information concerning productive wells in which the Company has an interest as of December 31, 1998. In the following data "Gross" refers to the total wells in which the Company has a working interest and "Net" refers to gross wells multiplied by the percentage of the working interest owned by the Company.

                                        OIL             GAS            TOTAL
                                   -------------   -------------   -------------
                                   GROSS    NET    GROSS    NET    GROSS    NET
                                   -----   -----   -----   -----   -----   -----
Canada .........................   1,199    87.6     272    11.8   1,471    99.4
Ecuador ........................     862    86.2    --      --       862    86.2
U. S ...........................     188    42.2     256    35.3     444    77.5
                                   -----   -----   -----   -----   -----   -----
Total ..........................   2,249   216.0     528    47.1   2,777   263.1
                                   =====   =====   =====   =====   =====   =====

DEVELOPMENT AND EXPLORATORY WELLS DRILLED

           The following table sets forth the drilling results of wells in which the Company has a working interest for the year ended December 31:

                                        1998            1997           1996
                                   -------------   -------------   -------------
                                   GROSS    NET    GROSS    NET    GROSS    NET
EXPLORATORY:                       -----   -----   -----   -----   -----   -----
  Oil ..........................       2   1.002       0    .000       0    .000
  Gas ..........................       1    .250       2    .489       1    .150
  Dry ..........................       6   2.586       3    .495       3    .335
DEVELOPMENT:
  Oil ..........................      11    .970      34   1.282      21    .246
  Gas ..........................      26   2.588       4    .116      15    .257
  Dry ..........................       5   2.135       8   2.246       6    .174
TOTAL:
  Productive ...................      40   4.810      40   1.887      37    .653
  Dry ..........................      11   4.721      11   2.741       9    .509

DEVELOPED AND UNDEVELOPED LEASEHOLD ACREAGE

           The following table shows the Company's leasehold interest in developed and undeveloped oil and gas acreage as of December 31, 1998. This table does not reflect certain mineral acreage owned by the Company at December 31, 1998, but subsequently sold, as described below. In the following data "Gross" refers to the total acres in which the Company has a working interest and "Net" refers to gross acres multiplied by the percentage of the working interest owned by the Company.

                                               DEVELOPED         UNDEVELOPED
                                                ACREAGE            ACREAGE
                                           -----------------   -----------------
                                            GROSS      NET      GROSS      NET
UNITED STATES                              -------   -------   -------   -------
Alabama ................................     7,350     1,478       188         7
Arkansas ...............................         0         0     1,799       450
Colorado ...............................       288        21         0         0
Kansas .................................       204        53         0         0
Louisiana ..............................     4,959     1,391       625       486
Louisiana-Offshore .....................     5,000     1,150       392       131
Michigan ...............................        96         2         0         0
Mississippi ............................       908       112     1,207       132
Montana ................................        24         2         0         0
New Mexico .............................     3,012       213         0         0
Oklahoma ...............................     2,800       592         0         0
Texas ..................................    25,588     7,901    23,024    17,354
Texas - Offshore .......................     5,760       105     5,120     5,120
Wyoming ................................    10,384       500         0         0
Utah ...................................       672       148    12,460     4,850
                                           -------   -------   -------   -------
           Total-United States .........    67,045    13,668    44,815    28,530
                                           =======   =======   =======   =======
CANADA
Alberta ................................   154,855    39,218   296,468    46,018
Saskatchewan ...........................     3,363       323    10,470     6,483
British Columbia .......................     2,085       259    13,914       600
Manitoba ...............................     2,220     2,060     1,033       472
                                           -------   -------   -------   -------
           Total-Canada ................   162,523    41,860   321,885    53,573
                                           =======   =======   =======   =======
ECUADOR ................................    15,400     1,540   279,819    27,982
                                           =======   =======   =======   =======
           Total Leasehold Acreage .....   244,968    57,068   646,519   110,085
                                           =======   =======   =======   =======

           Developed acreage consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil or gas.

           The Company's ownership of mineral rights as of December 31, 1998, is set forth below:

                                                      GROSS             NET
STATE                                             MINERAL ACRES    MINERAL ACRES
                                                  -------------    -------------
Mississippi ..................................          262,000          118,000
Wisconsin ....................................          121,000          110,000
Texas ........................................          212,514           84,183
New Mexico ...................................           67,634           32,577
Other ........................................            2,000            2,000
                                                  -------------    -------------
          Total ..............................          665,148          346,760
                                                  =============    =============


           On March 11, 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, New Mexico and Mississippi for $6.0 million, subject to certain adjustments. The sale encompassed 235,000 net mineral acres and proved reserves of 4.4 Bcfe as of December 31, 1998. Of the $6.0 million sales price, $5.4 million was closed and funded on March 11, 1999. The remainder of the transaction is expected to close before May 11, 1999, following the satisfaction of certain conditions.

           The Company is not aware of any valuable minerals appurtenant to the mineral rights in Wisconsin, and therefore has no plans to develop minerals on such properties.

ITEM 3.   LEGAL PROCEEDINGS

           The Company is involved in several lawsuits arising in the ordinary course of business, only one of which presents the possibility of a material loss. The Company's Canadian subsidiary, Neutrino Resources Inc., has been sued alleging damages resulting from the calculation of third party facility and processing fees at its Pine Creek Field, Alberta, Canada. The suit was filed on January 27, 1999 in the Court of Queen's Bench of Alberta in the Judicial District of Calgary by EnerMark Inc. The amount of alleged damages approximates US $870,000. Although the outcome of litigation cannot be predicted with certainty, management believes (based on discussions with its legal counsel) that the outcome of these legal actions will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the security holders during the fourth quarter of the Company's last fiscal year.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

           The Common Stock is quoted on the Nasdaq National Market under the symbol "SMIN". From March 10, 1995 until July 22, 1997, the Common Stock was quoted on the Nasdaq SmallCap Market under the same symbol. Prior to March 10, 1995, the Common Stock was quoted on the Nasdaq National Market under the same symbol.

           The Nasdaq Stock Market rules require issuers listed on the Nasdaq National Market and SmallCap Market to maintain a minimum closing bid price equal to or greater than $1.00 per share and meet certain other maintenance requirements. On January 19, 1999, the Company was advised that its Common Stock was not in compliance with Nasdaq Stock Market minimum bid requirement.

           Unless the Company's Common Stock satisfies the Nasdaq minimum bid requirement before April 19, 1999, or unless the Company is granted an extension, the Company's Common Stock will be scheduled for delisting. The Company believes that continued listing on the Nasdaq is important to maintaining the liquidity of its Common Stock and the ability of the Company to raise capital. The Company intends to pursue a remedy and is considering steps to come into compliance with the listing requirements. The Company cannot assure that it will be successful in maintaining its Nasdaq listing.

           The following table sets forth the high and low sales prices on the market systems noted above for the Company's Common Stock for the periods indicated:

                                                  1998                1997
                                             ---------------     ---------------
                                             HIGH       LOW      HIGH       LOW
                                             -----     -----     -----     -----
            First Quarter ..............     $5.06     $3.19     $7.75     $4.00
            Second Quarter .............      4.00      3.31      5.50      3.50
            Third Quarter ..............      3.38      2.00      5.13      4.13
            Fourth Quarter .............      2.19       .44      8.13      5.13
                                             -----     -----     -----     -----
            For the Year ...............     $5.06     $ .44     $8.13      3.50
                                             =====     =====     =====     =====

           On March 15, 1999, the closing sale price of the Company's Common Stock, as reported by the Nasdaq National Market System was $0.625 per share.

           The Company did not declare any dividends in fiscal 1998, 1997 or 1996. The payment of future dividends on the Common Stock, if any, will be reviewed periodically by the Company's Board of Directors, and will depend upon, among other things, the Company's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, and the Company's future business prospects. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's domestic bank credit agreement. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

           There were 1,011 stockholders of record on March 15, 1999.

RECENT SALES OF UNREGISTERED SECURITIES

           1996 STOCK OPTION PLAN. During 1997 and 1996, the Company granted options exercisable for 170,000 and 130,000 shares of Common Stock, respectively, under the Company's 1996 Stock Option Plan ("1996 SOP"). Pursuant to the 1996 SOP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The 1996 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1996 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price thereof reported on the Nasdaq Systems.

           1997 STOCK OPTION PLAN. During 1998 and 1997, the Company granted options exercisable for 359,200 and 135,000 shares of Common Stock, respectively, under the Company's 1997 Stock Option Plan ("1997 SOP"). Pursuant to the 1997 SOP, the Company may grant options to purchase up to 700,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The 1997 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1997 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price reported on the Nasdaq Systems.

           REPRICING OF OPTIONS. The 1996 and 1997 Stock Option Plans were amended on December 21, 1998 to provide for the exchange and repricing of all the outstanding options held by current Company employees, except the President and CEO, for new options exercisable at a price lower than that of the cancelled options, bearing the same exercise term. The exercise price for the repriced options equaled $1.00, which was higher than the $0.625 per share closing price of the Company's Common Stock on the date of grant.

           NON-QUALIFIED STOCK OPTIONS. During 1998, and in conjunction with the acquisition of Neutrino, the Company granted Non-Qualified Stock Options exercisable for 550,000 shares of Common Stock under individual agreements with key members of Neutrino management. The issuance of these Non-Qualified Stock Options was administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each non-qualified option granted in 1998 was at the market price for the Company's Common Stock on the date of the grant. However, in conjunction with repricing of options pursuant to the 1996 and 1997 SOPs, as described above, the option price of Non-Qualified options issued in 1998 were also repriced, to $1.00, on December 21, 1998.

           1996 EMPLOYEE STOCK PURCHASE PLAN. During 1998 and 1997, the Company granted options exercisable for 5,211 and 6,297 shares of Common Stock, respectively, under the Company's 1996 Employee Stock Purchase Plan (the "SPP"). The SPP is intended to constitute an Aemployee stock purchase plan@ within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Pursuant to the SPP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to employees of the Company. Options may be granted on January 1 and July 1 of each year to eligible employees who elect to participate in the SPP. The term of each option is six months from the date of grant. The number of options granted to each participant equals the quotient of (i) the total payroll deductions authorized by the participant during the applicable option period, divided by
(ii) 85% of the fair market value of the Common Stock as of the date of grant of such option. The exercise price of options under SPP is 85% of the fair market value of the Common Stock as of the date of grant or the date of exercise of such option, whichever is less, determined by reference to the most recent closing price reported on the Nasdaq Systems.

           The Company's Form S-8 Registration Statement generally covers the issuance and resale (subject, in the case of affiliates, to Rule 144 under the Securities Act of 1933) of Common Stock issuable upon exercise of options under the 1996 and 1997 SOPs and SPP.

ITEM 6.   SELECTED FINANCIAL DATA

           The following table sets forth certain selected financial data of the Company for each of the last five years derived from the audited Consolidated Financial Statements of the Company and should be read in connection with the financial statements and the related notes included elsewhere herein.

                     COMPARATIVE CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     AS OF DECEMBER 31,
                                                 -------------------------------------------------------------
                              ASSETS               1998          1997        1996         1995         1994
                                                 ---------    ---------    ---------    ---------    ---------
Current assets ...............................   $   7,776       13,455    $   2,918    $   2,071    $   1,973
Property and equipment-net ...................     114,187       42,293       20,599       18,042        1,347
Oil and gas properties held for sale and other       6,327        6,127          869        1,554           50
                                                 ---------    ---------    ---------    ---------    ---------
                                                 $ 128,290    $  61,875    $  24,386    $  21,667    $   3,370
                                                 =========    =========    =========    =========    =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..........................   $  41,914        2,956    $     683    $   5,960    $     290
Deferred income taxes ........................       7,279        1,039        1,169          606         --
Long-term debt ...............................      64,370       41,400        3,900        9,920         --
Stockholders' equity .........................      14,727       16,480       18,634        5,181        3,080
                                                 ---------    ---------    ---------    ---------    ---------
                                                 $ 128,290    $  61,875    $  24,386    $  21,667    $   3,370
                                                 =========    =========    =========    =========    =========
WORKING CAPITAL ..............................   $ (34,138)   $  10,499    $   2,235    $  (3,889)   $   1,683
                                                 =========    =========    =========    =========    =========

                    COMPARATIVE CONSOLIDATED OPERATING DATA
                    (in thousands, except per share amounts)

                                                                FOR THE YEAR ENDING DECEMBER 31,
                                                 -------------------------------------------------------------
                                                   1998          1997        1996         1995         1994
                                                 ---------    ---------    ---------    ---------    ---------
REVENUES
Oil and gas ..................................   $  21,722    $  13,790    $  11,780    $   2,044    $   1,747
Gains (losses) on sales of properties ........        (250)         413          453          170           66
                                                 ---------    ---------    ---------    ---------    ---------
                                                    21,472       14,203       12,233        2,214        1,813
EXPENSES .....................................      35,624       14,815        8,164        2,488        5,580
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ................     (14,152)        (612)       4,069         (274)      (3,767)
Other income, expenses and deductions
       Interest and other income .............         330          328          286          146           76
       Interest and debt expense .............      (5,362)      (1,591)      (1,242)        --           --
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ............     (19,184)      (1,875)       3,113         (128)      (3,691)
Provision (benefit) for income taxes .........      (2,775)         174          679            9         (558)
                                                 ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS) ............................   $ (16,409)   $  (2,049)   $   2,434    $    (137)   $  (3,133)
                                                 =========    =========    =========    =========    =========

EARNINGS (LOSS)  PER SHARE OF  COMMON STOCK:
      Basic ..................................   $   (1.32)   $    (.22)   $     .37    $   (0.02)   $   (0.75)
                                                 =========    =========    =========    =========    =========
      Diluted ................................   $   (1.32)   $    (.22)   $     .34    $   (0.02)   $   (0.75)
                                                 =========    =========    =========    =========    =========

Weighted average number of shares-basic ......      12,422        9,109        6,621        5,701        4,162
                                                 =========    =========    =========    =========    =========
Weighted average number of shares-diluted ....      12,422        9,109        7,114        5,701        4,162
                                                 =========    =========    =========    =========    =========

Note: In 1998, 1997, 1996 and 1994, the Company recognized a pre-tax non-cash expense of $9,344, $2,838, $603 and $1,724, respectively, in connection with the writedown of its investment in certain oil and gas producing properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

           Oil and gas revenues for the year ended December 31, 1998 were $21,722,000, up 58% compared to oil and gas revenues for 1997 of $13,790,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, partially offset by lower commodity prices. Higher production volumes were primarily the result of two significant acquisitions made by the Company during 1998 and new production from a natural gas discovery at Brushy Creek Field in Texas. The Company purchased Neutrino Resources Inc. as of June 30, 1998 and Amerac Energy Corporation in January 1998.

           Natural gas production in 1998 was 6,433 million cubic feet ("MMcf"), an 84% increase compared to 1997 production of 3,497 MMcf. The Company's crude and natural gas liquids production in 1998 increased 149% to 756,552 barrels compared to 304,211 barrels in 1997.

           The average natural gas price in 1998 decreased 14% to $1.89 per Mcf compared to an average price of $2.21 per Mcf in 1997. Crude oil prices decreased 34% in 1998 to $11.74 per barrel compared to $17.85 per barrel in 1997.

           As part of the Company's ongoing operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds may be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities resulted in losses on the sale of assets of $250,000 in 1998 and gains of $413,000 in 1997. The loss on the sale of assets in 1998 was primarily the result of the sale of numerous marginal properties principally in the United States. The gain on sale of assets during 1997 was primarily the result of the sale of non-strategic oil and gas properties in both Canada and the United States.

           Production costs, including production and ad valorem taxes, increased in 1998 to $8,518,000, up 131% from $3,682,000 in 1997, primarily due to the above mentioned acquisitions. On an average cost per Mcfe basis, production costs for 1998 increased to $0.78 per Mcfe, or 13%, from $0.69 per Mcfe in 1997.

           General and administrative expenses increased to $3,622,000 in 1998, up 57% from $2,308,000 in 1997. On an average cost per Mcfe basis, general and administrative expenses decreased to $0.33 per Mcfe, or 23%, from $0.43 per Mcfe in 1997.

           Exploration expenses increased in 1998 to $3,635,000, up 105% compared to $1,776,000 in 1997. This is primarily due to a dry hole drilled in Lafourche Parish, Louisiana in 1998, for which the Company incurred expenses of $1,639,000. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the success and level of exploration activity during the year.

           Depreciation, depletion and amortization ("DD&A") expense for 1998 increased to $10,505,000, up 149% from $4,211,000 in 1997, due primarily to the acquisitions described above. The Company computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased per Mcfe in 1998 to $0.96 up 22% from $0.79 per Mcfe in 1997.

           Proved property impairment expenses increased to $9,344,000, up 229% compared to $2,838,000 in 1997. Significant declines in world oil prices during 1998 resulted in a writedown in the book value of a significant number of proved oil and gas properties during the fourth quarter of 1998.

           Interest and debt expense for 1998 increased to $5,362,000, up 237% from $1,591,000 in 1997, primarily due to the increased debt used to fund acquisition activity.

           A tax benefit of $2,775,000 was recognized in 1998, compared to a tax expense of $174,000 in 1997. The year to year change is due primarily to the tax effects of the Canadian portion of the 1998 impairment of proved properties recorded during the fourth quarter of 1998.

           The Company reported a loss in 1998 of $16,409,000 or $1.32 per basic share, compared to a loss of $2,049,000, or $0.22 per basic share in 1997.

FOR THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

           Oil and gas revenues for 1997 were $13,790,000, up 17% compared to oil and gas revenues for 1996 of $11,780,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, partially offset by lower commodity prices. Higher production volumes were primarily due to the acquisition of certain oil and gas interests, in four transactions in 1997, in the Big Escambia Creek Field in Escambia County, Alabama, for $16.9 million, and the acquisition of an interest in the Santa Elena Project in Ecuador, in June 1997 for $2.8 million.

           Natural gas production in 1997 was 3,497 million cubic feet ("MMcf"), a 4% increase compared to 1996 production of 3,358 MMcf. The Company's crude oil and natural gas liquids production in 1997 increased 30% to 304,211 barrels, compared to 233,418 barrels in 1996.

           The average natural gas price in 1997 increased 12% to $2.21 per Mcf compared to $1.97 per Mcf in 1996. Crude oil prices decreased 6% in 1997 to $17.85 per barrel, compared to $18.92 per barrel in 1996.

           As part of the Company's ongoing operations, the Company may sell non-strategic assets or oil and gas properties. The proceeds may be used to pay down debt or redeploy capital to opportunities that may have a higher rate of return. These activities resulted in gains on the sale of assets of $413,000 in 1997 and $453,000 in 1996. The gain on sale of assets in 1996 was primarily the result of the sale of Venture Resources, Inc. for $1,143,000, which was a non-core asset acquired as part of the Stone & Webster acquisition. The gain on sale of assets in 1997 was primarily the result of the sale of non-strategic oil and gas properties in Canada and the United States.

           Production costs, including production and ad valorem taxes, increased in 1997 to $3,682,000, up 34% from $2,742,000 in 1996, primarily due to the above mentioned acquisitions. Additionally, on a cost per Mcfe basis, production costs for 1997 increased to $0.69 per Mcfe or 19%, from $0.58 per Mcfe in 1996.

           General and administrative expenses increased to $2,308,000 in 1997, up 37% from $1,682,000 in 1996. Additionally, on a cost per Mcfe basis, general and administrative expenses increased to $0.43 per Mcfe, or 23% from $0.35 Mcfe in 1996.

           Exploration expenses increased in 1997 to $1,776,000, up 578% compared to $262,000 in 1996. The increase is due primarily to four dry holes drilled in 1997, and higher geological and geophysical expense associated with seismic acquisition for the Matthews Project. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from year to year based upon the success and level of exploration activity during the year.

           Depreciation, depletion and amortization ("DD&A") expense for 1997 increased to $4,211,000, up 46% from $2,875,000 in 1996, due primarily to downward revisions to reserve estimates in the Dawson Heirs #1, the Ocker Trust #1 and the Stateline Field. The Company computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in 1997 to $0.79 per Mcfe, up 32% from $0.60 per Mcfe in 1996.

           Proved property impairment expenses increased 371% to $2,838,000 in 1997 compared to $603,000 in 1996. The increase resulted primarily from the 1997 impairment of a well in Lafourche Parish, Louisiana, which encountered a mechanical failure and was abandoned.

           Interest and debt expense in 1997 increased to $1,591,000, up 28% from $1,242,000 in 1996, primarily due to increased bank debt used to fund acquisition activity and the issuance of $41,400,000 of 6.875% convertible subordinated debentures in October 1997. A portion of the debenture proceeds were used to retire $20,700,000 of existing bank debt incurred to make the above mentioned acquisitions.

           Tax expense in 1997 declined to $174,000 from $679,000 in 1996. Taxes in 1997 resulted from alternative minimum taxes in the United States and foreign tax in Canada.

           The Company reported a loss in 1997 of $2,049,000, or $0.22 per basic share, compared to earnings of $2,434,000, or $0.37 per basic share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities, and the sale of non-strategic assets.

           The Company's cash flow provided by operating activities for the years ended December 31, 1998, 1997 and 1996 was $6,670,000, $6,808,000 and
$5,098,000, respectively. Additional cash in the amounts of $199,000, $1,063,000 and $258,000 were received in 1998, 1997 and 1996, respectively, from the sale of assets.

           Effective May 29, 1998, the Company amended its domestic bank credit facility from $38,400,000 to $45,000,000. Subsequently, the credit facility has been reduced and restructured as a result of lower oil and natural gas price assumptions, the sale of certain domestic assets and the scheduled reduction discussed below. A restructured and amended credit facility ("Amended Credit Facility") was closed on March 29, 1999. The Amended Credit Facility provides for a borrowing base of $19,353,000, plus a principal tranche of $12,500,000 ("Tranche A") that matures on September 1, 1999. The borrowing base reflects the $5,400,000 received in March 1999 for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. Upon closing of the remaining $600,000 in proceeds from the sale, the borrowing base will be reduced to $18,820,000. In addition to reductions which result from the sale of assets, the borrowing base under the Amended Credit Facility reduces $40,000 per month and is subject to semi-annual borrowing base redeterminations until maturity on June 1, 2001. The next borrowing base review is July 1, 1999. As of December 31, 1998, Tranche A principal was classified as current portion of long-term debt in the Company's Consolidated Balance Sheet.

           The Amended Credit Facility requires the Company, among other provisions, to: (i) apply the majority of proceeds from asset sales to reduction in the outstanding principal under the credit facility (to the extent the assets are not otherwise encumbered), (ii) obtain lender's approval of the Company's domestic general and administrative expense budget and (iii) pay a $187,500 restructuring fee upon completion of a transaction that allows the Company to repay Tranche A principal. The Amended Credit Facility also reduces the Company's tangible net worth requirement at December 31, 1998, thereby allowing the Company to be in compliance with the terms of its domestic credit agreement as of such date.

           The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. Outstanding borrowings under the domestic bank credit facility were $35,910,000 at December 31, 1998. On March 29, 1999, outstanding borrowings under the Amended Credit Facility were $31,853,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility will bear interest at the Bank Index Rate (8.0% at December 31, 1998) to the extent of the borrowing base and at Bank Index Rate plus 1% on Tranche A principal.

           The Company believes that it will be necessary to sell significant oil and gas assets to raise the substantial additional funds necessary to meet the September 1, 1999 maturity of Tranche A principal. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. If the Company is unable to raise the necessary funds, further restructuring of its Amended Credit Facility will be required or the Company could become in default on the full amount of its indebtedness, as discussed below. In February, 1999, the Board of Directors of the Company retained CIBC Oppenheimer Corp. as independent advisors to assist in evaluating various strategic alternatives, which may include asset divestitures, joint ventures or alliances, a sale or merger of the Company or other restructuring or recapitalization opportunities. There can be no assurance that the Company will be successful in pursuing any of such strategic alternatives or as to the terms of any transaction that may be pursued. See Note 14 to the Consolidated Financial Statements.

           Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $25,838,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At December 31, 1998, the Canadian Bank prime rate was 6.75% and the Bankers Acceptance Rate for 30-day maturities was 5.15%. Effective February 26, 1999 the borrowing base under the Canadian Credit Facility was reduced to Cdn $33,000,000 (US $21,316,000) and the interest rate was increased to prime plus 1/4% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At December 31, 1998, outstanding borrowings under the Canadian Credit Facility were Cdn $28,625,000 (US $18,490,000). At March 15, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $29,530,000 (US $19,730,000). However, after giving consideration to the minimum working capital requirement contained in the Canadian Credit Facility, the Company estimates that at March 15, 1999, there is very little remaining borrowing availability under the facility. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a working capital ratio of 1:1. In calculation of this ratio, any undrawn portion of the credit facility may be treated as if advanced and held in cash. The obligations under the Canadian Credit Facility are secured by substantially all of the assets of Neutrino. As of December 31, 1998, Neutrino was in compliance with the terms of the Canadian Credit Facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is Management's intention that the facility be utilized to provide long-term financing for the Company.

           The Company's financial condition and liquidity are impacted by prices the Company receives for its oil and natural gas. In the first quarter of 1999, oil and natural gas prices continued to be weak. Judgments by both domestic and Canadian lenders regarding the level of future oil and natural gas prices will impact their borrowing base determinations for the Company's credit facilities.

           On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures are convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions. Pursuant to the debenture indenture, in the event of a change of control of the Company, debenture holders have the right to require the Company to repurchase the security at face value plus accrued interest.

           The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and, as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. The Company's domestic bank credit agreement contains provisions whereby a default under the Company's Canadian Credit Facility or pursuant to the 6.875% Convertible Subordinated Debentures indenture, would create a default condition under the domestic credit facility. In such a default condition, the banks may declare amounts under the domestic Amended Credit Facility to become immediately due and payable. The holders of convertible subordinated debentures have acceleration rights if the Company is in payment default under either its domestic or Canadian credit facilities.

           The Company's ability to meet its obligations is dependent upon a number of factors, many of which are outside of the Company's control. See Item 1 "Risk Factors". The Company has retained CIBC Oppenheimer Corp. to assist in evaluating various strategic alternatives, which may include asset divestitures, joint ventures or alliances, a sale or merger of the Company or other restructuring or recapitalization opportunities. There can be no assurance that the Company will be successful in pursuing any of such strategic alternatives or as to the terms of any transaction that may be pursued. See Note 14 to the Consolidated Financial Statements.

           The Company has been advised that it is not in compliance with Nasdaq Stock Market listing requirements due to the recent low price per share of its Common Stock. If such requirements are not satisfied prior to April 19, 1999, the Company's Common Stock may be subject to delisting from the Nasdaq National Market. Such delisting would impair the liquidity of the Common Stock and capital raising flexibility of the Company. The Company intends to pursue a remedy and is considering steps to come into compliance with the listing requirements. The Company cannot assure that it will be successful in maintaining its Nasdaq listing. See Item 5 "Market for the Company's Common Equity and Related Stockholder Matters."

           Capital spending in 1998 for acquisitions, development and exploration totaled $89,877,000, and was funded from cash flows from operating activities, bank debt and common stock issuance. The Company's capital spending during 1999 is expected to be reduced significantly from 1998, and will be greatly influenced by the level of oil and gas prices, and the availability of excess funds beyond repayment of the September 1, 1999 Tranch A maturity. Capital availability from outside sources, including debt and equity markets, is expected to be limited.

           The Company's ratio of debt to total capitalization was 87% at December 31, 1998, compared to 72% at December 31, 1997. The Company's interest coverage ratio (calculated as income from operations plus depreciation, depletion, impairments and amortization and exploration expenses divided by interest expense) was 1.74 to 1 in 1998 compared to 5.16 to 1 in 1997.

           The Company did not declare dividends in fiscal 1998, 1997 and 1996. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's domestic bank credit agreement.

YEAR 2000 COMPLIANCE

THE COMPANY'S STATE OF READINESS

           The "Year 2000" problem concerns the ability of technology to properly recognize and process date sensitive information beyond December 31, 1999. The Company is in the process of evaluating its information technology
(IT) and non-information technology. Year 2000 Committees have been formed at the Company's office in Houston and at the Company's Canadian subsidiary headquarters in Calgary. The Committees include members of senior management and key employees from major business units. The Committee assesses Year 2000 issues; directs remedial actions necessary to minimize systems disruptions and other risks; contacts significant third party purchasers, suppliers, vendors and operators with whom there are material transactions and data exchange; tests internal hardware and software; and makes appropriate contingency plans. Neutrino has engaged a consulting firm, which has prepared a report on the status of Neutrino, including a detailed inventory of hardware and software priorities for action and an implementation plan. Additionally, the Company, on behalf of itself and its other subsidiaries, has contacted principal software vendors. Thus far, the Company has received a letter of compliance for its accounting and payroll systems and product conformity assurance for its reservoir engineering system. Additionally, the land lease record systems vendor has informed the Company that the system is Year 2000 compatible. The Company has no proprietary software. Purchased software and hardware systems have been installed and assembled by third party vendors that provide network and software IT services to the Company. Vendors have been engaged to evaluate the systems for Year 2000 compliance.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

           It has been estimated that the costs of compliance will not exceed $120,000, which includes the evaluation, planning, replacement of the land and lease records systems at Neutrino and the replacement of several desktop computers and other hardware. Approximately $9,000 was expended in 1998, with the balance to be incurred in 1999.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

           Risks associated with the Year 2000 problem are potentially significant. Failure to remedy a critical system problem could have a material affect on the results of operations and financial condition. The Company has interests in operated and non-operated properties in the United States, Canada and Ecuador. The Company will continue to review and monitor software and equipment within its control. The Company will continue to contact operators of its non-operated properties and other third parties to determine their Year 2000 compliance procedures, but cannot warrant the readiness of those systems. As the Company is in the process of collecting this information from third parties, the Company cannot currently state whether its operations will be materially affected by third party compliance. However, the Company is not currently aware of any third party that could cause a significant business disruption. The Company believes that it will be able to achieve Year 2000 compliance by the end of 1999 with respect to the Company's internal systems, and does not currently anticipate any disruption in its operations or any materially adverse effects to its financial condition, results of operations or cash flows as the result of any failure by the Company to be in compliance.

In a recent Securities and Exchange Comission ("SEC") release regarding Year 2000 disclosures, the SEC required public companies to disclose the most likely worst case Year 2000 scenario. Situations which which must be included in any worst case scenario include: the possibility of widespread failure of oil and gas transportation systems, the inability of Company personnel to gain access to offices and other facilities, and the inability of customers to make payment for purchases. The effects of such occurrences would have a cumulative material adverse impact on the Company, although not quantifiable at this time.

THE COMPANY'S CONTINGENCY PLAN

           Contingency plans are being developed at this time, and will be monitored and modified after the initial evaluation by the Year 2000 Committees is complete. The Company intends to have such plans in place by June 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal 2000. The Company has not yet determined the impact that SFAS 133 will have on its financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to a variety of market risks including the potential for adverse changes in oil and gas natural gas prices, foreign currency exchange rates and interest rates.

           The Company's revenue stream is significantly affected by the level of oil and natural gas prices, which can be volatile and over which the Company has no control or influence. The Company has utilized natural gas price swaps on a limited basis to hedge a portion of its exposure to commodity price fluctuations. The effect of price swaps is to fix the price for a specific quantity of gas for a specific time. The Company uses the deferral method of accounting for its natural gas price swaps and therefore offsets any gain or loss on the swap contracts with the realized prices for its production. At December 31, 1998, the Company had fixed natural gas prices on approximately 420 MMcf of natural gas for the period of April through October 1999 at an average price of $2.135 per Mcf. The estimated gain from liquidating the Company's swap position at December 31, 1998 was approximately $86,000. The volume of fixed price natural gas is equivalent to about 6% of the Company's 1998 natural gas production. Based on the Company's 1998 production, a 10% change in commodity price realizations would impact the Company's oil and liquids revenues by $860,000, and its natural gas revenues by $1,200,000.

           The Company operates in Canada and Ecuador as well as the United States and, as a result, is exposed to some foreign exchange rate risk. Natural gas prices in Canada and oil prices in Canada and Ecuador tend to respond to changes in the value of the local currencies versus the U.S. dollar. Therefore, the Company believes the economic exposure to it from fluctuations in currency exchange rates is not material to its financial condition, results of operations or cash flows.

           The Company has three primary sources of debt financing: (i) its domestic bank credit facility, (ii) its Canadian bank credit facility, and (iii) $41,400,000 in 6.875% convertible subordinated debentures due in 2007 (the "6.875% Convertible Debentures"). In Canada, the Company has utilized interest rate swaps as a means of fixing the interest rate on a large portion of its indebtedness. The following table presents the Company's indebtedness at December 31, 1998 as it relates to interest rate type and maturity. Given the amount of the Company's variable rate indebtedness at December 31, 1998, and taking into account the interest rate hedge arrangements currently in place, a 10% change in interest rates would imply an annualized change in pre-tax interest expense of approximately $314,000.

                                      1999           2000           2001        Thereafter       Total         Fair Value
                                   -----------    -----------    -----------    -----------    -----------    -----------
Variable Rate
   Domestic Bank Debt ..........   $12,940,000    $   480,000    $22,490,000           --      $35,910,000    $35,910,000
   Canadian Bank Debt ..........     2,340,000           --             --             --        2,340,000      2,340,000
                                   -----------    -----------    -----------    -----------    -----------    -----------
                                    38,250,000        480,000     22,490,000           --       38,250,000     38,250,000
             Average Rate ......         8.545%         8.000%         8.000%          --            8.218%          --

Fixed Rate
   6.875% Convertible Debentures          --             --             --      $41,400,000    $41,400,000    $10,350,000
   Canadian Bank Debt ..........   $ 3,230,000    $ 9,690,000    $ 3,230,000           --       16,150,000     16,085,000
   Other .......................       184,000           --             --             --          184,000        184,000
                                   -----------    -----------    -----------    -----------    -----------    -----------
                                     3,414,000      9,690,000      3,230,000     41,400,000     57,734,000     26,619,000
             Average Rate ......         6.208%         6.340%         6.000%         6.875%         6.697%          --

           The Company's 6.875% Convertible Debentures trade on the Nasdaq SmallCap Market under the symbol "SMING". At December 31,1998 the closing price of the debentures was 25% of face value. The interest rate on the Company's Canadian fixed rate swaps at December 31, 1998 was approximately equivalent to the Canadian floating rate. The estimated cost to liquidate the Company's Canadian fixed rate swap position at December 31, 1998 was approximately $65,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Financial Statements are filed as a part of this report. See page 24, Index to Financial Statements. The Financial Statements Schedules are not applicable and have been omitted.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           PAGE
DESCRIPTION                                                               NUMBER

Financial Statements:

Report of Independent Certified Public Accountants ........................   25
Consolidated Balance Sheets at December 31, 1998 and 1997 .................   26
Statements of Consolidated Operations for the Years Ended
   December 31, 1998, 1997 and 1996 .......................................   27
Statements of Consolidated Stockholders' Equity and
   Comprehensive Income (Loss) for the Years Ended December 31,
   1996, 1997 and 1998 ....................................................   28
Statements of Consolidated Cash Flows for the Years Ended
   December 31, 1998, 1997 and 1996 .......................................   29
Notes to Consolidated Financial Statements
   for the Years Ended December 31, 1998, 1997 and 1996 ...................   31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Southern Mineral Corporation:

           We have audited the accompanying consolidated balance sheets of Southern Mineral Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Mineral Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's substantial indebtedness, covenant requirements and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         KPMG LLP

Houston, Texas
March 9, 1999, except as to Notes 3 and 14 which are dated March 29, 1999.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1998         1997
                                                                                  ---------    ---------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................................   $   1,541    $  10,011
   Receivables ................................................................       5,602        3,280
   Other ......................................................................         633          164
                                                                                  ---------    ---------
          Total current assets ................................................       7,776       13,455

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
  EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
     Oil and gas producing properties .........................................     136,833       53,437
     Mineral rights ...........................................................         167          167
     Unproven properties ......................................................       5,454          494
     Office equipment .........................................................         580          363
     Accumulated depreciation, depletion and amortization .....................     (28,847)     (12,168)
                                                                                  ---------    ---------
                                                                                    114,187       42,293
 PROPERTIES HELD FOR SALE AND OTHER ...........................................       6,327        6,127
                                                                                  ---------    ---------
          Total assets ........................................................   $ 128,290    $  61,875
                                                                                  =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ...........................................................   $  10,300    $   2,749
   Note payable ...............................................................        --            207
   Canadian bank loan .........................................................      18,490         --
   Current portion of long-term debt ..........................................      13,124         --
                                                                                  ---------    ---------
          Total current liabilities ...........................................      41,914        2,956

LONG-TERM DEBT (LESS CURRENT PORTION) .........................................      64,370       41,400
DEFERRED INCOME TAXES .........................................................       7,279        1,039
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; authorized 5,000,000 shares at December 31, 1998; none issued
    Common stock, par value $.01 per share; authorized 50,000,000 shares at December 31, 1998; issued 12,884,672 and 9,133,033 at December 31, 1998 and 1997, respectively; outstanding
         12,793,449 and 9,041,849 shares at December 31, 1998 and 1997,
         respectively .........................................................         128           91
   Additional paid-in capital .................................................      30,848       14,152
   Accumulated other comprehensive loss-foreign currency translation adjustment      (2,304)        (227)
   Retained earnings (deficit) ................................................     (13,893)       2,516
    Less: treasury stock ......................................................         (52)         (52)
                                                                                  ---------    ---------
          Total stockholders' equity ..........................................      14,727       16,480
                                                                                  ---------    ---------
          Total liabilities and stockholders' equity ..........................   $ 128,290    $  61,875
                                                                                  =========    =========

     The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                    (in thousands, except per share amounts)

                                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                         1998              1997              1996
                                                                                       --------          --------          --------
REVENUES
   Oil and gas ...............................................................         $ 21,722          $ 13,790          $ 11,780
   Gains (loss) on sales of properties and other assets ......................             (250)              413               453
                                                                                       --------          --------          --------
                                                                                         21,472            14,203            12,233

EXPENSES
   Production ................................................................            8,518             3,682             2,742
   Exploration ...............................................................            3,635             1,776               262
   Depreciation, depletion and amortization ..................................           10,505             4,211             2,875
   General and administrative ................................................            3,622             2,308             1,682
   Impairment of proved oil and gas properties ...............................            9,344             2,838               603
                                                                                       --------          --------          --------
                                                                                         35,624            14,815             8,164
                                                                                       --------          --------          --------
Income (loss) from operations ................................................          (14,152)             (612)            4,069
Other income, expenses and deductions
    Interest and other income ................................................              330               328               286
    Interest and debt expense ................................................           (5,362)           (1,591)           (1,242)
                                                                                       --------          --------          --------
Income (loss) before income taxes ............................................          (19,184)           (1,875)            3,113
Provision (benefit) for foreign, federal and state income taxes
   Current provision .........................................................                6               304               400
   Deferred provision (benefit) ..............................................           (2,781)             (130)              279
                                                                                       --------          --------          --------
                                                                                         (2,775)              174               679
                                                                                       --------          --------          --------
Net income (loss) ............................................................         $(16,409)         $ (2,049)         $  2,434
                                                                                       ========          ========          ========
Net income (loss) per share-basic ............................................         $  (1.32)         $   (.22)         $    .37
                                                                                       ========          ========          ========
Net income (loss) per share-diluted ..........................................         $  (1.32)         $   (.22)         $    .34
                                                                                       ========          ========          ========
Weighted average number of shares outstanding-basic ..........................           12,422             9,109             6,621
                                                                                       ========          ========          ========
Weighted average number of shares outstanding-diluted ........................           12,422             9,109             7,114
                                                                                       ========          ========          ========

     The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED STOCKHOLDERS'
                     EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                              COMMON STOCK       ADDITIONAL
                                           -------------------    PAID-IN      RETAINED
                                            SHARES     AMOUNT     CAPITAL      EARNING
                                           --------   --------   ----------    --------
BALANCE AT JANUARY 1, 1996 .............      6,370   $     64   $    3,038    $  2,131
Stock issued for directors' fees .......         24       --             72        --
Issuance of common stock for private
   placement ...........................      2,500         25       10,596        --
Issuance of common stock for property
   acquisitions and acquisition services        195          2          324        --
Comprehensive income:
   Net income ..........................       --         --           --         2,434
Total comprehensive income .............       --         --           --          --
                                           --------   --------   ----------    --------
BALANCE AT DECEMBER 31, 1996 ...........      9,089         91       14,030       4,565
Stock issued for directors' fees .......         31       --            181        --
Stock issued for stock purchase plan ...          9       --             29        --
Stock issued for stock option plan, net           4       --           --          --
Issuance costs for private placement ...       --         --            (88)       --
Comprehensive loss:
   Net loss ............................       --         --           --        (2,049)
   Foreign currency translation
      adjustment .......................       --         --           --          --
Total comprehensive loss ...............       --         --           --          --
                                           --------   --------   ----------    --------
BALANCE AT DECEMBER 31, 1997 ...........      9,133         91       14,152       2,516
Stock issued for directors' fees .......         43       --            139        --
Stock issued for stock purchase plan ...          8       --             22        --
Issuance of common stock for property
   acquisition .........................          8       --             50        --
Issuance of common stock in corporate
  acquisitions .........................      3,693         37       16,485        --
Comprehensive loss:
  Net loss .............................       --         --           --       (16,409)
  Foreign currency translation
      adjustment .......................       --         --           --          --
Total comprehensive loss ...............       --         --           --          --
                                           --------   --------   ----------    --------
BALANCE AT DECEMBER 31, 1998 ...........     12,885   $    128   $   30,848    $(13,893)
                                           ========   ========   ==========    ========

                                            ACCUMULATED
                                               OTHER          TREASURY STOCK          TOTAL
                                           COMPREHENSIVE    -------------------   STOCKHOLDER'S
                                           INCOME (LOSS)     SHARES     AMOUNT       EQUITY
                                           -------------    --------   --------   -------------
BALANCE AT JANUARY 1, 1996 .............   $        --            91   $     52   $       5,181
Stock issued for directors' fees .......            --          --         --                72
Issuance of common stock for private
   placement ...........................            --          --         --            10,621
Issuance of common stock for property
   acquisitions and acquisition services            --          --         --               326
Comprehensive income:
   Net income ..........................            --          --         --             2,434
                                                                                  -------------
Total comprehensive income .............            --          --         --             2,434
                                           -------------    --------   --------   -------------
BALANCE AT DECEMBER 31, 1996 ...........            --            91         52          18,634

Stock issued for directors' fees .......            --          --         --               181
Stock issued for stock purchase plan ...            --          --         --                29
Stock issued for stock option plan, net             --          --         --              --
Issuance costs for private placement ...            --          --         --               (88)
Comprehensive loss:
   Net loss ............................            --          --         --            (2,049)
   Foreign currency translation
      adjustment .......................            (227)       --         --              (227)
                                                                                  -------------
Total comprehensive loss ...............            --          --         --            (2,276)
                                           -------------    --------   --------   -------------
BALANCE AT DECEMBER 31, 1997 ...........            (227)         91         52          16,480
Stock issued for directors' fees .......            --          --         --               139
Stock issued for stock purchase plan ...            --          --         --                22
Issuance of common stock for property
   acquisition .........................            --          --         --                50
Issuance of common stock in corporate
  acquisitions .........................            --          --         --            16,522
Comprehensive loss:
  Net loss .............................            --          --         --           (16,409)
  Foreign currency translation
      adjustment .......................          (2,077)       --         --            (2,077)
                                                                                  -------------
Total comprehensive loss ...............            --          --         --           (18,486)
                                           -------------    --------   --------   -------------
BALANCE AT DECEMBER 31, 1998 ...........   $      (2,304)         91   $     52   $      14,727
                                           =============    ========   ========   =============

     The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (in thousands)

                                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                             --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                           1998           1997           1996
                                                                                             --------       --------       --------
  Net (loss) income ...................................................................      $(16,409)      $ (2,049)      $  2,434
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation, depletion and amortization .........................................        10,505          4,211          2,875
     Loss/(gains) on sales of properties and other assets .............................           250           (413)          (453)
     Impairment of proved oil and gas properties ......................................         9,344          2,838            603
     Dry hole costs ...................................................................         2,470            930            262
     (Decrease) increase in deferred taxes ............................................        (2,781)          (130)           279
     Other ............................................................................           418            351             72
     Change in assets and liabilities, net of effects of acquisitions and dispositions:
        Decrease (Increase) in receivables ............................................         2,205           (987)        (1,224)
        (Increase) decrease in other current assets ...................................          (136)            (9)           231
        (Increase) in other assets ....................................................          --             --             (115)
        Increase in payables ..........................................................           804          2,066            134
                                                                                             --------       --------       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................         6,670          6,808          5,098

CASH FLOWS FROM OPERATING ACTIVITIES
   Proceeds from sales of:
       Proved properties ..............................................................        11,425             26            258
       Properties held for sale and unproved properties ...............................            83          1,037           --
  Capital expenditures:
       Acquisition, exploration and development .......................................       (17,103)       (16,168)        (2,836)
        Properties held for sale ......................................................        (1,083)        (2,203)          (470)
       Acquisition of Amerac, net of cash .............................................        (9,387)          --             --
       Acquisition of Neutrino, net of cash ...........................................       (35,926)          --             --
       Acquisition of partnership interest, net of cash ...............................          --             --           (2,590)
       Acquisition of BEC Energy, Inc., net of cash ...................................          --          (10,683)          --
       Acquisition of SMC Ecuador, Inc., net of cash ..................................          --           (2,816)          --
 Cash received for sale of Venture Resources, Inc., net of cash transferred ...........          --             --            1,143
 Other ................................................................................          --              (24)          --
                                                                                             --------       --------       --------
           NET CASH USED IN INVESTING ACTIVITIES ......................................       (51,991)       (30,831)        (4,495)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debenture offering, net ...............................................            (7)        41,400           --
  Debenture offering costs ............................................................           (12)        (2,536)          --
  Proceeds from revolving loan ........................................................        50,813         19,200          4,300
  Payments on revolving loan ..........................................................       (10,280)       (23,100)       (15,615)
  Payments on note payable ............................................................          (208)        (1,262)          --
  Loan acquisition costs ..............................................................          (259)           (45)          --
  Proceeds from equity offering, net ..................................................          --              (88)        10,621
  Payment on Canadian subordinated debentures .........................................        (3,270)          --             --
                                                                                             --------       --------       --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................        36,777         33,569           (694)

EFFECT OF EXCHANGE VALUATION ON CASH ..................................................            74             (6)          --
                                                                                             --------       --------       --------
           NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......................        (8,470)         9,540            (91)
  Cash and cash equivalents at beginning of year ......................................        10,011            471            562
                                                                                             --------       --------       --------
  Cash and cash equivalents at end of year ............................................      $  1,541       $ 10,011       $    471
                                                                                             ========       ========       ========

     The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED CASH FLOWS - (CONTINUED)
                                  (in thousands

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for taxes ..........................................................         $   159         $   984         $   363
      Cash paid for interest .......................................................           3,753             916           1,210
NON CASH TRANSACTIONS
      Issuance of common stock for Amerac common stock .............................          15,433            --              --
      Issuance of common stock to key Neutrino employees ...........................           1,095            --              --
      Issuance of common stock for property acquisition services ...................              50            --               326
     Change in deferred tax liability on property acquisitions .....................           9,562            --               284
     Directors' fees paid in stock .................................................             139             181              72
     Note payable for property acquisition .........................................            --             1,394            --
     Accretion of discount .........................................................            --                75            --

     The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           GENERAL BUSINESS - Southern Mineral Corporation, a Nevada corporation, with its subsidiaries ("Southern Mineral" or the "Company"), is an independent oil and gas company headquartered in Houston, Texas. The Company is engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast of the United States, in Canada and in Ecuador. The Company conducts its operations in Canada exclusively through its subsidiary, Neutrino Resources Inc. ("Neutrino"). The Company's business strategy is to increase reserves and shareholder value through a balanced program of acquisitions, exploitation and exploration.

           In February 1999, the Board of Directors of the Company retained CIBC Oppenheimer Corp. as independent advisors to assist in studying strategic alternatives for maximizing shareholder value. The Company expects to evaluate a number of alternatives including, but not limited to, asset divestiture, joint ventures or alliances, a sale or merger of the Company, and other restructuring and recapitalization opportunities. The Company can give no assurances as to its success in pursuing any of the strategic alternatives or as to the terms of any transaction.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Southern Mineral Corporation and its wholly-owned subsidiaries. In consolidation, all significant intercompany transactions have been eliminated. The Company accounts for its investment in oil and gas partnerships and joint ventures using the proportional consolidation method.

           REVENUES - Natural gas revenues generally are recorded using the sales method, whereby the Company recognizes natural gas revenue based on the amount of gas sold to purchasers on its behalf. All other revenue is also recorded using the sales method. The Company believes that imbalances related to the sales of natural gas are insignificant.

           FOREIGN CURRENCY TRANSLATION - Translation adjustments results from the process of translating foreign subsidiaries' financial statements into U.S. dollars in circumstances where the subsidiaries functional currency is not the U.S. dollar. The Canadian dollar is the functional currency for the Company's Canadian subsidiaries as substantially all transactions are conducted in the local currency. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are reported as a component of other comprehensive income in stockholders' equity.

           COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS 130, and has reported and displayed comprehensive income, which includes foreign currency translation adjustments. Adoption of this statement did not have an impact on the Company's financial condition or results of operations as it only relates to changes in, or additions to, the financial statement disclosures.

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

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

           Depreciation and depletion of producing oil and gas properties are computed separately on each individual property on the unit-of-production method based on estimated proved reserves. Depreciation of other property and equipment is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years.

           For U. S. onshore properties, the Company estimates that residual salvage values of equipment approximate any future dismantlement, restoration and abandonment costs. For Canadian onshore properties, the Company provides for estimated dismantlement, restoration and abandonment on a unit of production basis. For offshore properties, the Company has fully provided for estimated dismantlement, restoration and abandonment costs.

           Maintenance and repairs are charged to expense as incurred.

           LONG-LIVED ASSETS - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset based on Company's engineering estimates of recoverable reserves and the Company's estimates of future oil and natural gas prices. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which carrying amount of the assets exceed the fair value of the assets.

           Fair Value is estimated to be the net present value of the future cash flows based on the reserves and price estimates described above. During 1998, the Company recorded pre-tax impairment charges of $9,344,000 as a result of its determination of future cash flows based on lower oil price assumptions than previously applied. In 1997, an impairment of $2,838,000 was recognized primarily as a result of mechanical problems encountered in a well in Lafourche Parish, Louisiana that resulted in its abandonment. An impairment of $603,000 was recognized in 1996.

           OIL AND GAS PROPERTIES HELD FOR SALE - The costs of non-producing exploratory properties held for sale, including lease bonuses and other acquisition costs, are capitalized and carried at the lower of cost or estimated net realizable value. Geological, geophysical, and other exploration costs of non-producing properties are capitalized to the extent such costs are reimbursed upon sale of the property, determined by management based on the attributes of each property. Otherwise, such costs, if any, are expensed. For those properties in which the Company sells a portion of its interest, the cost of such properties, net of reimbursements, are removed from this account and are included in property and equipment if proved reserves are found. Producing oil and gas properties, which have been identified for sale, are carried at the lower of cost or estimated fair value.

           ENVIRONMENTAL LIABILITIES - Environmental related costs, if any, are capitalized or expensed as appropriate. Environmental costs, if any, that relate to past events and are not associated with future production are expensed when incurred.

           INCOME TAXES - The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date.

           CASH EQUIVALENTS - Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

           USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretation, and has provided pro forma disclosures of net earnings and earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the option.

           DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses swap contracts to hedge the effects of fluctuations in the prices of natural gas and interest rates. These transactions meet the requirements for hedge accounting, including designation and correlation. The resulting gains or losses, measured by quoted market prices, termination values or other methods, are accounted for as part of the transactions being hedged.

           STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS 133, entities are required to carry all derivative instruments in the consolidated balance sheet at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements.

           EARNINGS (LOSS) PER SHARE - Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options and convertible debt.

           Common stock equivalents of 493,000 shares are reflected in the calculation of diluted earnings per share for the year ended December 31, 1996. Common stock equivalents of 693,000 and 717,000 are not considered in the calculation of diluted earnings per share in 1998 and 1997, respectively, as the amounts are antidilutive. No adjustment to net income (loss) was made in calculating diluted per share earnings for 1998, 1997 and 1996. A reconciliation of the 1996 basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                 NET INCOME            PER SHARE
           YEAR ENDED DECEMBER 31, 1996            (LOSS)     SHARES    AMOUNTS
                                                 ----------   ------   ---------
Basic earnings per share .....................   $    2,434    6,621   $     .37
Effect of dilutive warrants ..................         --        290        --
Effect of dilutive stock options .............         --        203        --
                                                 ----------   ------   ---------
Diluted earnings per share ...................   $    2,434    7,114   $     .34
                                                 ==========   ======   =========

           RECLASSIFICATIONS - Certain amounts in prior financial statements have been reclassified to conform to the 1998 financial statement presentation.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2.  ACQUISITIONS

NEUTRINO

           On June 23, 1998, the Company agreed to acquire 92.3% of the outstanding common shares of Neutrino, which was effective as of June 30, 1998 and funded on July 2, 1998. On July 3, 1998, the Company initiated a compulsory acquisition of the remaining shares outstanding, which was effective as of June 30, 1998 and funded on July 21, 1998. The Company acquired Neutrino through a cash tender offer for the common shares outstanding, and assumed Neutrino's bank debt and working capital deficit. Neutrino is an independent oil and gas company located in Calgary, Canada. The merger was accounted for as a purchase. The total purchase price of approximately $57,198,000, consisted of the following:

          Cash consideration for common stock ..................   $ 34,091,000
          Fair value of 324,430 shares of common stock .........      1,095,000
          Debt assumed and working capital deficit .............     20,307,000
          Legal, accounting and transaction costs ..............      1,705,000
                                                                   ------------
                                                                   $ 57,198,000
The allocation of the purchase price is summarized as follows:

          Oil and gas properties and other assets (net) ........   $ 66,760,000
          Deferred income taxes ................................     (9,562,000)
                                                                   ------------
                                                                   $ 57,198,000
                                                                   ============

           Following the acquisition of Neutrino, the purchase price was reduced to reflect the proceeds from the sale of non-strategic assets in the amount of $3,390,000.

AMERAC

           On January 28, 1998, the shareholders of both the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of the Company. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its Common Stock to acquire the common stock of Amerac and assumed Amerac's outstanding debt, which was approximately $8,700,000. The debt was retired upon consummation of the acquisition. The merger was effective on January 28, 1998, and was accounted for as a purchase. The total purchase price was approximately $24,820,000:

                     Issuance of Common Stock ..............         $15,433,000
                     Debt assumed and working capital ......           8,714,000
                     Legal, accounting and transaction costs             673,000
                                                                     -----------
                                                                     $24,820,000
                                                                     ===========

           Subsequent to the acquisition of Amerac, the purchase price was reduced by $7,919,000 for the sale of non-strategic assets, including Amerac's Golden Trend properties for $6,969,000 on June 30, 1998 and the Riffe Field for $510,000 on July 1, 1998.

BIG ESCAMBIA CREEK

           During 1997 and 1998, the Company acquired interests in the Big Escambia Creek Field and surrounding area in a series of six transactions. The largest acquisition was the purchase of the outstanding capital stock of BEC Energy, Inc. on May 10, 1997, for $10,640,000. BEC's assets consisted of working interests in fourteen oil and gas wells located in the Big Escambia Creek Field, Escambia County, Alabama. Thereafter, the Company acquired additional working interests in the area for $12.1 million. Each acquisition was accounted for as a purchase.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PRO FORMA

The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1997:

                                             YEAR ENDED DECEMBER 31,
                                           --------------------------
                                              1998            1997
                                           ----------      ----------
                                      (in thousands, except per share data)
Revenues .............................     $   27,160      $   37,124
Net loss .............................        (19,333)         (6,841)
Net loss per share-basic .............     $    (1.50)     $     (.54)
Net loss per share-diluted ...........          (1.50)           (.54)

           The above pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1998 or 1997, respectively. The above amounts reflect adjustments for interest on indebtedness incurred as part of the transaction and DD&A on revalued property, plant and equipment. During 1997 the Company made additional acquisitions, none of which would have had a material effect on the historical results of operations of the Company.

NOTE 3.  LONG-TERM DEBT

           Effective May 29, 1998, the Company amended its domestic bank credit facility from $38,400,000 to $45,000,000. Subsequently, the credit facility has been reduced and restructured as a result of lower oil and natural gas price assumptions, the sale of certain domestic assets and the scheduled reduction discussed below. A restructured and amended credit facility ("Amended Credit Facility") was closed on March 29, 1999. The Amended Credit Facility provides for a borrowing base of $19,353,000, plus a principal tranche of $12,500,000 ("Tranche A") that matures on September 1, 1999. The borrowing base reflects the $5,400,000 received in March 1999 for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. Upon closing of the remaining $600,000 in proceeds from the sale, the borrowing base will be reduced to $18,820,000. In addition to reductions which result from the sale of assets, the borrowing base under the Amended Credit Facility reduces $40,000 per month and is subject to semi-annual borrowing base redeterminations until maturity on June 1, 2001. The next borrowing base review is July 1, 1999. As of December 31, 1998, Tranche A principal was classified as current portion of long-term debt in the Company's Consolidated Balance Sheet.

           The Amended Credit Facility requires the Company, among other provisions, to: (i) apply the majority of proceeds from asset sales to reduction in the outstanding principal under the credit facility (to the extent the assets are not otherwise encumbered), (ii) obtain lender's approval of the Company's domestic general and administrative expense budget and (iii) pay a $187,500 restructuring fee upon completion of a transaction that allows the Company to repay Tranche A principal. The Amended Credit Facility also reduces the Company's tangible net worth requirement at December 31, 1998, thereby allowing the Company to be in compliance with the terms of its domestic credit agreement as of such date.

           The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. Outstanding borrowings under the domestic bank credit facility were $35,910,000 at December 31, 1998. On March 29, 1999, outstanding borrowings under the Amended Credit Facility were $31,853,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility will bear interest at the Bank Index Rate (8.0% at December 31, 1998) to the extent of the borrowing base and at Bank Index Rate plus 1% on Tranche A principal.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

           The Company believes that it will be necessary to sell significant oil and gas assets to raise the substantial additional funds necessary to meet the September 1, 1999 maturity of Tranche A principal. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. If the Company is unable to raise the necessary funds, further restructuring of its Amended Credit Facility will be required or the Company could become in default on the full amount of its indebtedness, as discussed below. In February, 1999, the Board of Directors of the Company retained CIBC Oppenheimer Corp. as independent advisors to assist in evaluating various strategic alternatives, which may include asset divestitures, joint ventures or alliances, a sale or merger of the Company or other restructuring or recapitalization opportunities. There can be no assurance that the Company will be successful in pursuing any of such strategic alternatives or as to the terms of any transaction that may be pursued. See Note 14 to the Consolidated Financial Statements.

           Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $25,838,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At December 31, 1998, the Canadian Bank prime rate was 6.75% and the Bankers Acceptance Rate for 30-day maturities was 5.15%. Effective February 26, 1999 the borrowing base under the Canadian Credit Facility was reduced to Cdn $33,000,000 (US $21,316,000) and the interest rate was increased to prime plus 1/4% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At December 31, 1998, outstanding borrowings under the Canadian Credit Facility were Cdn $28,625,000 (US $18,490,000). At March 15, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $29,530,000 (US $19,730,000). However, after giving consideration to the minimum working capital requirement contained in the Canadian Credit Facility, the Company estimates that at March 15, 1999, there is very little remaining borrowing availability under the facility. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a working capital ratio of 1:1. In calculation of this ratio, any undrawn portion of the credit facility may be treated as if advanced and held in cash. The obligations under the Canadian Credit Facility are secured by substantially all of the assets of Neutrino. As of December 31, 1998, Neutrino was in compliance with the terms of the credit facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is Management's intention that the facility be utilized to provide long-term financing for the Company.

           The Company's financial condition and liquidity are impacted by prices the Company receives for its oil and natural gas. In the first quarter of 1999, oil and natural gas prices continued to be weak. Judgments by both domestic and Canadian lenders regarding the level of future oil and natural gas prices will impact their borrowing base determinations for the Company's credit facilities.

           On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures are convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions. Pursuant to the debenture indenture, in the event of a change of control of the Company, debenture holders have the right to require the Company to repurchase the security at face value plus accrued interest.

           The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and, as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. The Company's domestic bank credit agreement contains provisions whereby a default under the Company's Canadian Credit Facility or pursuant to the 6.875% Convertible Subordinated Debentures indenture, would create a default condition under the domestic Amended Credit Facility. In such a default condition, the banks may declare amounts under the domestic credit facility to become immediately due and

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payable. The holders of convertible subordinated debentures have acceleration rights if the Company is in payment default under either its domestic or Canadian credit facilities.

           The Company's ability to meet its obligations is dependent upon a number of factors, many of which are outside of the Company's control. The Company has retained CIBC Oppenheimer Corp. to assist in evaluating various strategic alternatives, which may include asset divestitures, joint ventures or alliances, a sale or merger of the Company or other restructuring or reorganization alternatives. There can be no assurance that the Company will be successful in pursuing any of such strategic alternatives or as to the terms of any transaction that may be pursued.

           Long-term debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                1998       1997
                                                              -------    -------
Domestic bank credit facility ............................    $35,910    $  --
Canadian bank credit facility (U.S.Dollars) ..............     18,490       --
Convertible subordinated debentures ......................     41,400     41,400
Other ....................................................        184       --
                                                              -------    -------
            Total indebtedness ...........................     95,984     41,400
Less: Current maturities of long-term debt ...............     13,124       --
      Canadian bank credit facility (U.S.Dollars) ........     18,490       --
                                                              -------    -------
                                                              $64,370    $41,400
                                                              =======    =======

           Maturities of long-term debt over the next five years are as follows (in thousands):

             1999    2000     2001     2002   2003 & BEYOND            TOTAL
           -------   ----   --------   ----   -------------        -------------
           $13,124   $480   $ 22,490    --    $      41,400        $      77,494

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

           The Company has estimated the fair value of financial instruments based on arms length transactions or quoted market values. The estimated fair values are summarized below (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                                 1998                1997
                                           -----------------   -----------------
                                            BOOK      FAIR      BOOK      FAIR
                                            VALUE     VALUE     VALUE     VALUE
Assets                                     -------   -------   -------   -------
     Cash and equivalents ...............  $ 1,541   $ 1,541   $10,011   $10,011
Liabilities
     Debt (including current portion) ...   95,984    64,869    41,400    37,881

Commodity price swaps-Receivable position     --          86      --        --


           The estimated fair value of cash and equivalents approximates book value because the amounts primarily represent cash on hand and overnight investments.

           The fair value of the Company's indebtedness is estimated based on market interest rates and quoted prices for the Company's 6.875% convertible subordinated debentures. During 1998, the Company fixed the rate of interest on the majority of its outstanding bank borrowings under its Canadian bank credit facility through interest rate swaps. At December 31, 1998, 87% of the Company's Canadian bank debt had been fixed at rates approximately equivalent to the variable rates available to the Company at year-end 1998. The estimated cost to liquidate the swap position at December 31, 1998 was $65,000.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

           During 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures. The debentures are publicly traded on the Nasdaq SmallCap Market under the symbol "SMING". The fair value was estimated based on the closing market price of the security. The closing prices on December 31, 1998 and 1997 were 25% and 92% of face value, respectively.

           During 1998, the Company entered into natural gas price swaps with third parties to hedge a portion of its production from the effects of fluctuations in the market price of natural gas. The Company uses the deferral method of accounting for its natural gas price swaps and, therefore, offsets any gain or loss on the swap contract with the realized prices for its production. While the swaps reduce the Company's exposure to declines in the market price of natural gas, this also limits the Company's gains from increases in market price. At December 31, 1998, the Company had swap contracts on approximately 420 MMcf of natural gas for the period April through October 1999 at an average price of $2.135. The Company estimates the gain from unwinding the position to be approximately $86,000 at December 31, 1998.

NOTE 5.  FEDERAL AND STATE INCOME TAXES

           United States and foreign income (loss) before income taxes are as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                      1998              1997              1996
                                    --------          --------          --------
United States .............         $ (8,504)         $ (2,697)         $  2,018
Foreign ...................          (10,680)              822             1,095
                                    --------          --------          --------
Total .....................         $(19,184)         $ (1,875)         $  3,113
                                    ========          ========          ========

           Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

                                            CURRENT      DEFERRED        TOTAL
                                            -------      --------       -------
YEAR ENDED DECEMBER 31, 1998:
  U.S. Federal .......................      $  --        $   --         $  --
  State and local ....................           (5)         --              (5)
  Foreign ............................           11        (2,781)       (2,770)
                                            -------      --------       -------
                                            $     6      $ (2,781)      $(2,775)
                                            =======      ========       =======
YEAR ENDED DECEMBER 31, 1997:
  U.S. Federal .......................      $   (96)     $   (311)      $  (407)
  State and local ....................          112          --             112
  Foreign ............................          288           181           469
                                            -------      --------       -------
                                            $   304      $   (130)      $   174
                                            =======      ========       =======
YEAR ENDED DECEMBER 31, 1996:
  U.S. Federal .......................      $     8      $    306       $   314
  State and local ....................            5          --               5
  Foreign ............................          387           (27)          360
                                            -------      --------       -------
                                            $   400      $    279       $   679
                                            =======      ========       =======

           The Company allocated state taxes of approximately $250,000 to the purchase price of Amerac as a result of the gain on sale of the Golden Trend properties in the second quarter of 1998.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

           Differences between the effective tax rate and the statutory federal rate are as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1998        1997        1996
                                                 ------      ------      ------
Expected statutory rate .......................   (34.0%)     (34.0%)      34.0%
Changes in valuation allowance ................    23.7        38.9       (13.1)
Foreign taxes, net of federal benefit .........    (4.2)        9.7         7.6
State taxes, net of federal benefit ...........    --           4.0         0.7
Percentage depletion ..........................    --         (12.1)       (8.1)
Other .........................................    --           2.8         0.7
                                                 ------      ------      ------
Effective tax rate ............................   (14.5%)       9.3%       21.8%
                                                 ======      ======      ======


Deferred taxes consist of the following (in thousands):

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                          ---------------------
Deferred tax assets:                                        1998         1997
                                                          --------      -------
Oil and gas properties ..............................     $   --        $    56
  Net operating loss carryforward ...................       49,689          276
  Accounts receivable ...............................           34         --
  Accrued liabilities not currently deductible ......           99         --
  Foreign tax credits ...............................          187         --
  Minimum tax credits ...............................           11           11
                                                          --------      -------
  Statutory depletion carryforward ..................        4,950          386
                                                          --------      -------
                                                            54,970          729
Valuation allowance .................................      (53,238)        (729)
                                                          --------      -------
           Deferred tax asset .......................        1,732         --

Deferred tax liabilities:
  Oil and gas properties-U. S. and other ............        1,732         --
  Oil and gas properties-Canadian taxes .............        7,279        1,039
                                                          --------      -------
             Deferred tax liability .................        9,011        1,039
                                                          --------      -------
  Net deferred tax liability ........................     $  7,279      $ 1,039
                                                          ========      =======


           In 1998, the Company acquired Amerac, which has net operating loss carryforwards of approximately $139,827,000 and alternative minimum net operating loss carryforwards of $112,687,000. These loss carryforwards expire in years 2000 through 2018 and their utilization is subject to stringent limitations under the Internal Revenue Code. The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not be be realized. This allowance primarily relates to the deferred tax assets established for the loss carryforwards.

           The valuation allowance for deferred tax assets as of December 31, 1998, 1997 and 1996 was $53,238,000, $729,000 and $0 respectively. The net change in the total valuation allowance for the year ended December 31, 1998, 1997 and 1996 was an increase of $52,509,000, $729,000 and $ 0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate sufficient future taxable income prior to the expiration of the net operating loss carryforwards in 2012. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will be unable to fully utilize the benefits of these deductible differences and has therefore established the valuation allowance set forth above.

           For federal tax purposes, the Company had a net operating loss carryforward ("NOL") of approximately $146,144,000, $812,000 and $271,000 for the years ended December 31, 1998, 1997 and 1996. These NOLs must be utilized prior to their expiration, which is between 1999 and 2018. The Company also has statutory depletion carryforwards of $14,558,000, $1,136,000 and $468,000 at December 31, 1998, 1997 and 1996, respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS

           On January 1, 1998 the Company acquired certain U. S. onshore oil and gas properties from Petroleum Resource Management Company in exchange for 8,333 shares of Southern Mineral Common Stock. Petroleum Resource Management Company is owned and controlled by Timothy R. Weddle. Concurrent with this transaction, Mr. Weddle became an officer of Southern Mineral Corporation in the capacity of Vice President-Operations.

           In conjunction with the acquisition of Neutrino in July, 1998, 324,430 shares of Southern Mineral Common Stock were issued to key Neutrino management personnel in consideration for retention and other obligations.

           In September 1995, the Company entered into the Southern Links Group Joint Venture ("Southern Links"), to acquire, develop and market exploration prospects. The Company's joint venture partner is The Links Group, Inc. ("Links"), a company that is controlled by Robert Hillery, a director of the Company. The Company agreed to fund the third party costs of Southern Links. Any proceeds from the sale of prospects or oil and gas from such prospects is distributed 100% to the Company until it receives an amount equal to the return of its invested capital, after which time all such proceeds and property interests, if any, are to be distributed 75% to the Company and 25% to Links. In December 1998, the Company made the determination to discontinue further evaluation of certain non-producing State of Texas offshore leases which were held within the Southern Links Venture. Such leases were scheduled to expire in January 1999 unless additional rental payments were made. Pursuant to the Joint Venture agreement, the Company assigned six State of Texas leases to Links for nominal cash consideration and retention of an overriding royalty interest of 1% of 8/8th in and to the leases.

NOTE 7.  MAJOR CUSTOMERS

           The Company is engaged in a single industry segment: the exploration, development and production of oil and gas reserves. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows (in thousands):

CUSTOMER                                       1998           1998         1996
--------                                    ----------       ------       ------
G C Marketing Company ...............       $     --         $2,267       $3,212
Damsco Distribution .................            3,747        1,656         --
Diasu Oil & Gas Co., Inc. ...........             --          1,631         --

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8.   STOCK OPTIONS AND COMMON STOCK

           During 1997 and 1996, the Company granted options exercisable for 170,000 and 130,000 shares of Common Stock, respectively, under the Company's 1996 Stock Option Plan ("1996 SOP"). Pursuant to the 1996 SOP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The 1996 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1996 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price thereof reported on the Nasdaq.

           During 1998 and 1997, the Company granted options exercisable for 359,200 and 135,000 shares of Common Stock, respectively, under the Company's 1997 Stock Option Plan ("1997 SOP"). Pursuant to the 1997 SOP, the Company may grant options to purchase up to 700,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The 1997 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1997 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price reported on the Nasdaq Systems.

            The 1996 and 1997 Stock Option Plans were amended on December 21, 1998 to provide for the exchange and repricing of all the outstanding options held by current Company employees, except the President and CEO, for new options exercisable at a price lower than that of the cancelled options, bearing the same exercise term. The exercise price for the repriced options equaled $1.00, which was higher than the $0.625 per share closing price of the Company's Common Stock on the date of grant.

           During 1998, and in conjunction with the acquisition of Neutrino, the Company granted Non-Qualified Stock Options exercisable for 550,000 shares of Common Stock under individual agreements with key members of Neutrino management. The issuance of these Non-Qualified Stock options was administered by the Compensation Committee of the Company's Board of Directors which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each non-qualified option granted in 1998 was at the market price for the Company's Common Stock on the date of the grant. However, in conjunction with repricing of options pursuant to the 1996 and 1997 SOP, as described above, the option price of Non-Qualified options issued in 1998 were also repriced, to $1.00, on December 21, 1998.

           In January 1999, the FASB issued an Exposure Draft of an Interpretation regarding APB 25 that would require the cancellation of an option and new option grant with a lower exercise price to be considered in substance a modified option. Variable-plan accounting would be required to be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The FASB determined that the proposed effective date would be the issuance date of the final interpretation that would be applied prospectively but would cover events that occur after December 15, 1998. As the option repricings described above, occurred after December 15, 1998, the new option grants will qualify for variable-plan accounting at each quarterly report date beginning September 30, 1999 and continuing until the options are exercised or cancelled, if the exposure draft becomes effective in its present form. The amount of compensation expense, if any, will be determined by the closing price of the Company's Common Stock at December 31, 1999.

           During 1998 and 1997, the Company granted options exercisable for 5,211 and 6,297 shares of Common Stock, respectively, under the Company's 1996 Employee Stock Purchase Plan (the "SPP"). The SPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Pursuant to the SPP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

adjustments) of its Common Stock to employees of the Company. Options may be granted on January 1 and July 1 of each year to eligible employees who elect to participate in the SPP. The term of each option is six months from the date of grant. The number of options granted to each participant equals the quotient of
(i) the total payroll deductions authorized by the participant during the applicable option period, divided by (ii) 85% of the fair market value of the Common Stock as of the date of grant of such option. The exercise price of options under SPP is 85% of the fair market value of the Common Stock as of the date of grant or the date of exercise of such option, whichever is less, determined by reference to the most recent closing price reported on the Nasdaq Systems.

           The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards, consistent with the method of prescribed in SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                    1998          1997          1996
                                                 -----------   -----------  -----------
Net income (loss) ..............   As reported   $   (16,409)  $    (2,049) $     2,434
                                    Pro forma        (16,951)       (2,127)       1,938
Basic earnings per share .......   As reported   $     (1.32)  $     (0.22) $       .37
                                    Pro forma          (1.36)        (0.23)         .29
Fully diluted earnings per share   As reported         (1.32)        (0.22)         .34
                                    Pro forma          (1.36)        (0.23)         .27

           The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for the grants issued in 1998, 1997 and 1996:

                                     1998             1997             1996
                                -------------    -------------    -------------
Expected volatility .........   65.63%           54.52%           52.52%
Risk free interest rate .....   4.48 to 5.47%    4.48 to 5.47%    5.64 to 6.27%
Expected life of options ....         3 years          3 years     3 to 7 years
Expected dividend yield .....   0%               0%               0%

           In 1994, in connection with the offer and acceptance of employment, the Company's President was granted a non-qualified option to purchase 450,000 shares of the Company's common stock at a price of $1.00 per share. The option is non-assignable, and is exercisable until December, 2004. Payment for the option can be made in cash, common stock of the Company, or a combination thereof.

            In consideration for initiating the transactions pursuant to which the Company acquired Diverse Production Company ("DPC"), the Company granted a director of the Company an option to acquire 43,878 shares of the Company's common stock at $1.00 per share exercisable through April 2000.

           In connection with the acquisition of DPC in 1995, the Company granted options exercisable for 325,000 shares of its common stock at $1.25 a share through April 2000. Each of the individuals that received the options became directors of the Company in connection with the acquisition of DPC.

           In 1996, the Company entered into an exploration arrangement with Diasu Oil & Gas Co., Inc. ("Diasu") and Diasu=s two principal shareholders. Pursuant to the arrangement, the Company issued the Diasu shareholders 175,000 shares of Common Stock and warrants to purchase up to 600,000 shares at $2.00 a share for a term of five years.

           In consideration for services as financial advisor and placement agent for the private placement in December 1996, the Company granted Morgan Keegan & Company, Inc. 120,000 warrants of the Company's common stock at $4.50 per share exercisable through December, 2001.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

           In conjunction with the acquisition of Amerac in 1998, outstanding warrants to purchase 477,357 shares of Amerac Common Stock were exchanged for warrants to purchase 406,218 shares of Southern Mineral Common Stock at an average price of $6.773 per share. The warrants expire November 18, 1999. Additionally, options to purchase 201,619 shares of Amerac Common Stock at an average price of $5.88 per share were exchanged for options to purchase 171,574 shares of Southern Mineral Common Stock at an average price of $6.91 per share. Options on 35,955 Southern Mineral shares expired during 1998 and the remaining options expired on January 28, 1999.

           A summary of the Company's stock options and warrants as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                1998                             1997                             1996
                                     -----------------------------    -----------------------------    -----------------------------
                                                      WEIGHTED AVG.                    WEIGHTED AVG.                  WEIGHTED  AVG.
                                                        EXERCISE                        EXERCISE                         EXERCISE
                                        SHARES           PRICE           SHARES           PRICE           SHARES           PRICE
                                     -------------    -------------   -------------    -------------   -------------   -------------
Outstanding at beginning of year .       1,965,788    $        2.37       1,668,878    $        1.71         818,878   $        1.09
Granted ..........................       2,590,399             3.18         305,000             5.97         850,000            2.49
Exercised ........................            --               --            (8,090)            3.00            --              --
Forfeited ........................      (1,132,661)            4.00            --               --              --              --
                                     -------------                    -------------                    -------------
Outstanding at end of year .......       3,423,526             2.71       1,965,788             2.37       1,668,878   $        1.71
                                     =============                    =============                    =============
Options exercisable at end of year       2,593,036                        1,548,878                        1,548,878
                                     =============                    =============                    =============

           Options granted during 1998 include the grant of repriced options; options forfeited during 1998 include the cancellation of higher priced options. The weighted-average fair value of compensatory options granted during 1998, 1997 and 1996 were $0.84, $2.51 and $1.04, respectively, per option. The following table summarizes information about options and warrants outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     -------------------------------------------------------    --------------------------------
                                        WEIGHTED AVG.
     RANGE OF           NUMBER           REMAINING          WEIGHTED-AVERAGE     NUMBER         WEIGHTED AVERAGE
 EXERCISE PRICES     OUTSTANDING      CONTRACTUAL LIFE       EXERCISE PRICE     OUTSTANDING      EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------
  $1.00 to 1.50        1,951,715          4.05 years           $     1.04         1,121,225         $   1.08
   2.00 to 3.50          704,333          1.80 years                  2.14          704,333             2.14
   4.00 to 5.50          241,203          1.85 years                  4.81          241,203             4.18
   6.00 to 7.50          518,386          0.80 years                  6.78          518,386             6.78
   8.00 and over           7,889          0.08 years                31.66             7,889            31.66
                     -----------                                               ------------
                       3,423,526                                                  2,593,036
                     ===========                                               ============

NOTE 9.   COMMITMENTS AND CONTINGENCIES

               The Company leases its headquarters office space and its Calgary, Canada office space under a noncancellable operating leases expiring April 14, 2003 and August 31, 2000, respectively. Lease commitments at December 31, 1998 are:

  1999        2000        2001         2002        2003        TOTAL
--------    --------    --------     --------     -------    ----------
$309,139    $279,623    $225,581     $225,581     $65,408    $1,105,332

               Lease expenses in 1998, 1997 and 1996 were $336,461, $136,192 and
$133,755 respectively.


           The Company is involved in several lawsuits arising in the ordinary course of business, only one of which presents the possibility of a material loss. The Company's Canadian subsidiary, Neutrino Resources Inc., has been sued alleging damages resulting from the calculation of third party facility and processing fees at its Pine Creek Field, Alberta, Canada.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The suit was filed on January 27, 1999 in the Court of Queen's Bench of Alberta in the Judicial District of Calgary by EnerMark Inc. The amount of alleged damages approximates US $870,000. Although the outcome of litigation cannot be predicted with certainty, management believes (based on discussions with its legal counsel) that the outcome of these legal actions will not have a material adverse affect on the Company's consolidated financial condition or results of operations.

           The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability has been accrued as of December 31, 1998 and 1997.

NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

               Selected quarterly financial data of the Company are presented below for the years ended December 31, 1998 and 1997 (in thousands, except per share amounts):
                                                                        FULLY
                                 INCOME                   BASIC        DILUTED
                                 (LOSS)        NET        INCOME       INCOME
1998                              FROM        INCOME      (LOSS)       (LOSS)
QUARTER            REVENUES    OPERATIONS     (LOSS)     PER SHARE    PER SHARE
                   --------    ----------    --------    ---------    ---------
March 31 .......   $  4,414    $      442    $   (295)   $    (.03)   $    (.03)
June 30 ........      4,360        (1,651)     (2,537)        (.20)        (.20)
September 30 ...      6,740          (528)     (1,992)        (.16)        (.16)
December 31 ....      5,958       (12,415)    (11,585)        (.90)        (.90)
                   --------    ----------    --------    ---------    ---------
                   $ 21,472    $  (14,152)   $(16,409)   $   (1.32)   $   (1.32)
                   ========    ==========    ========    =========    =========
1997
QUARTER
March 31 .......   $  4,017    $    1,620    $  1,111    $     .12    $     .12
June 30 ........      3,247         1,124         551          .06          .06
September 30 ...      3,492          (212)       (269)        (.03)        (.03)
December 31 ....      3,447        (3,144)     (3,442)        (.38)        (.38)
                   --------    ----------    --------    ---------    ---------
                   $ 14,203    $     (612)   $ (2,049)   $    (.22)   $    (.22)
                   ========    ==========    ========    =========    =========

NOTE 11  RETIREMENT BENEFITS

           The Company terminated its 401(k) Retirement Plan in 1995, and adopted a Simplified Employee Pension Plan ("SEP"). The SEP allows employees to defer part of their salary. Employer contributions are optional, and the Company will determine annually whether it will contribute and at what level. The maximum amount that can be contributed annually per SEP plan participant, particularly from a combination of salary deferrals plus Company optional contributions, is $22,500. The Company's contributions amounted to $0, $33,784 and $22,554 in 1998, 1997 and 1996, respectively, and was 50% of the amount contributed by each of the participants in the plan during 1997 and 1996.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12.  GEOGRAPHIC SEGMENT FINANCIAL DATA

           The Company is an independent oil and gas Company engaged in the acquisition, development and exploration of oil and natural gas properties. Information about the Company's operations by geographic area for the year ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                     U. S.      ECUADOR       CANADA        TOTAL
                                                   ---------    ---------    ---------    ---------
YEAR ENDED DECEMBER 31, 1998
Oil and gas sales (1) ..........................   $  14,647    $     290    $   6,785    $  21,722
Loss on sales of properties ....................        (234)        --            (16)        (250)
                                                   ---------    ---------    ---------    ---------
                                                      14,413          290        6,769       21,472
                                                   ---------    ---------    ---------    ---------
Expenses:
     Production ................................       5,348          371        2,799        8,518
     Exploration ...............................       2,910         --            725        3,635
     Impairment of proved oil and gas properties       2,047        2,703        4,594        9,344
     Depreciation, depletion and amortization ..       6,221          244        4,040       10,505
     General & administrative ..................       2,004           11        1,607        3,622
                                                   ---------    ---------    ---------    ---------
                                                      18,530        3,329       13,765       35,624
                                                   ---------    ---------    ---------    ---------
Interest & other income, net ...................         262           25           43          330
Interest expense ...............................      (4,649)        --           (713)      (5,362)
                                                   ---------    ---------    ---------    ---------
Net loss before income taxes ...................      (8,504)      (3,014)      (7,666)     (19,184)
Income tax benefit .............................          (5)        --         (2,770)      (2,775)
                                                   ---------    ---------    ---------    ---------
Net loss .......................................   $  (8,499)   $  (3,014)   $  (4,896)   $ (16,409)
                                                   =========    =========    =========    =========

IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1998 ....   $  63,440    $   1,482    $  61,827    $ 126,749
Corporate assets-cash and cash equivalents .....                                              1,541
                                                                                          ---------
Total assets ...................................                                          $ 128,290
                                                                                          =========

YEAR ENDED DECEMBER 31, 1997
Oil and gas sales (1) ..........................   $  10,002    $     386    $   3,402    $  13,790
Gains on sales of properties ...................         114         --            299          413
                                                   ---------    ---------    ---------    ---------
                                                      10,116          386        3,701       14,203
                                                   ---------    ---------    ---------    ---------
Expenses:
     Production ................................       2,785          278          619        3,682
     Exploration ...............................       1,672           76           28        1,776
     Impairment of proved oil and gas properties       2,838         --           --          2,838
     Depreciation, depletion and amortization ..       3,187          177          847        4,211
     General & administrative ..................       1,044           28        1,236        2,308
                                                   ---------    ---------    ---------    ---------
                                                      11,526          559        2,730       14,815
                                                   ---------    ---------    ---------    ---------
Interest & other income , net ..................         304           19            5          328
Interest expense ...............................      (1,591)        --           --         (1,591)
                                                   ---------    ---------    ---------    ---------
Net income (loss) before income taxes ..........      (2,697)        (154)         976       (1,875)
Income taxes ...................................        (295)        --            469          174
                                                   ---------    ---------    ---------    ---------
Net income (loss) ..............................   $  (2,402)   $    (154)   $     507    $  (2,049)
                                                   =========    =========    =========    =========

IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1997 ....   $  42,561    $   3,465    $   5,838    $  51,864
Corporate assets-cash and cash equivalents .....                                             10,011
                                                                                          ---------
Total assets ...................................                                          $  61,875
                                                                                          =========

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                     U. S.     ECUADOR     CANADA     TOTAL
                                                   --------    --------   --------   --------
YEAR ENDED DECEMBER 31, 1996
Oil and gas sales (1) ..........................   $  8,136    $   --     $  3,644   $ 11,780
Gains on sales of properties ...................        424        --           29        453
                                                   --------    --------   --------   --------
                                                      8,560        --        3,673     12,233
                                                   --------    --------   --------   --------
Expenses:
     Production ................................      1,880        --          862      2,742
     Exploration ...............................        218        --           44        262
     Impairment of proved oil and gas properties        603        --         --          603
     Depreciation, depletion and amortization ..      1,896        --          979      2,875
     General & administrative ..................        802        --          880      1,682
                                                   --------    --------   --------   --------
                                                      5,399        --        2,765      8,164
                                                   --------    --------   --------   --------
Interest & other income, net ...................         99        --          187        286
Interest expense ...............................     (1,242)       --         --       (1,242)
                                                   --------    --------   --------   --------
Net income before income taxes .................      2,018        --        1,095      3,113
Income taxes ...................................        319        --          360        679
                                                   --------    --------   --------   --------
Net income .....................................   $  1,699    $   --     $    735   $  2,434
                                                   ========    ========   ========   ========
IDENTIFIABLE ASSETS AS OF DECEMBER 31, 1996 ....   $ 17,646    $   --     $  6,269   $ 23,915
Corporate assets-cash and cash equivalents .....                                          471
                                                                                     --------
Total assets ...................................                                     $ 24,386
                                                                                     ========

(1) Includes sulfur revenues of $700,000, $250,100 and $0 in 1998, 1997 and 1996, respectively.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13.   OIL AND GAS PRODUCING ACTIVITIES

           The Company's capitalized costs of all oil and gas properties and related allowances for depreciation and depletion are as follows at December 31 (in thousands):
                                               1998         1997        1996
                                            ---------    ---------    ---------
 Proved properties .......................  $ 136,833    $  53,437    $  24,888
 Unproved properties .....................      5,454          494          525
   Less accumulated depreciation, depletion
      and amortization ...................    (28,546)     (11,905)      (5,072)
                                            ---------    ---------    ---------
 Total ...................................  $ 113,741    $  42,026    $  20,341
                                            =========    =========    =========

           The Company's depreciation, depletion and amortization costs per Mcfe in 1998, 1997 and 1996 were $0.94, $0.78 and $0.60, respectively. The Company's share of oil and gas revenues produced from its royalty interests was $966,000, $1,053,000 and $979,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows (in thousands):

AS OF DECEMBER 31, 1998              UNITED STATES   ECUADOR   CANADA     TOTAL
                                     -------------   -------   -------   -------
Property acquisition costs
  Proved .........................   $      22,885   $  --     $50,452   $73,337
  Unproved .......................           1,979      --       3,812     5,791
Exploration costs ................           4,150      --         923     5,073
Development cost .................           3,838       505     1,410     5,753
                                     -------------   -------   -------   -------
     Total costs incurred ........   $      32,852   $   505   $56,597   $89,954
                                     =============   =======   =======   =======

AS OF DECEMBER 31, 1997
Property acquisition costs
  Proved .........................   $      22,492   $ 2,582   $  --     $25,074
  Unproved .......................            --        --        --        --
Exploration costs ................           5,606        76      --       5,682
Development cost .................           2,209     1,023       402     3,634
                                     -------------   -------   -------   -------
     Total costs incurred ........   $      30,307   $ 3,681   $   402   $34,390
                                     =============   =======   =======   =======

AS OF DECEMBER 31, 1996
Property acquisition costs
  Proved .........................   $       4,595   $  --     $  --     $ 4,595
  Unproved .......................            --        --        --        --
Exploration costs ................             373      --        --         373
Development cost .................             426      --         642     1,068
                                     -------------   -------   -------   -------
     Total costs incurred ........   $       5,394   $  --     $   642   $ 6,036
                                     =============   =======   =======   =======

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RESERVE QUANTITY INFORMATION (unaudited)

           The following three tables reflect the estimated proved reserves of the Company. The oil and gas reserves are principally onshore in the continental United States, Canada and Ecuador. The Company's reserve information has been based on estimates prepared by or audited by independent petroleum engineers. Netherland, Sewell & Associates, Inc. ("NSA") prepared the domestic reserve estimates as of December 31, 1995 and 1997 and audited the December 31, 1996 domestic reserve estimates prepared by the Company. NSA prepared most of the domestic reserve estimates as of December 31, 1998. The Company prepared the remaining reserve estimates, and Ryder Scott Company ("RSC") audited those results. McDaniel & Associates Consultants Ltd. prepared the Canadian reserve estimates as of December 31, 1995, 1996 and 1997. Chapman Petroleum
Engineering Ltd. prepared most of the Canadian reserve estimates as of December 31, 1998, while Gilbert Laustsen Jung Associates Ltd. prepared the remaining reserve estimates as of such date. The Ecuador reserves were prepared by RSC as of December 31, 1997. As a result of the decline in world oil prices, the Company's reserves in Ecuador are not economic as of December 31, 1998. The Company's U.S. oil reserves (including, oil, condensate and natural gas liquids) have been prepared using average prices of $9.67, $16.91 and $24.41 per barrel and average natural gas prices of $2.17, $2.20 and $3.91 per Mcf, as of December 31, 1998, 1997 and 1996, respectively. The Canadian reserves have been prepared using average oil prices of $8.71, $15.30 and $23.66 per barrel and average gas prices of $1.72, $1.34 and $1.62 per Mcf, as of December 31, 1998, 1997 and 1996, respectively. Ecuador reserves were prepared using an average oil price of $18.00 per barrel as of December 31, 1997.

                                                U.S.               ECUADOR               CANADA                      TOTAL
                                     -----------------------  ----------------  -------------------------   -----------------------
                                        OIL          GAS        OIL       GAS      OIL            GAS          OIL          GAS
PROVED RESERVES                        (BBLS)       (MCF)      (BBLS)    (MCF)    (BBLS)         (MCF)        (BBLS)       (MCF)
                                     ----------  -----------  --------   -----  ----------    -----------   ----------  -----------
   Balance, December 31, 1995 ....      687,401   20,644,438      --      --       729,135      4,716,121    1,416,536   25,360,559
   Extensions, discoveries and
     additions ...................        6,081      479,336      --      --        31,351      1,506,458       37,432    1,985,794
   Revisions of previous estimates       33,975     (519,051)     --      --       (12,623)        79,948       21,352     (439,103)
   Purchase and sale of minerals
     in place (net) ..............      109,252    4,590,014      --      --          --             --        109,252    4,590,014
   Production ....................     (120,855)  (2,396,379)     --      --      (112,563)      (961,527)    (233,418)  (3,357,906)
                                     ----------  -----------  --------   -----  ----------    -----------   ----------  -----------
   Balance, December 31, 1996 ....      715,854   22,798,358      --      --       635,300      5,341,000    1,351,154   28,139,358
   Extensions, discoveries and
     additions ...................       20,480    2,869,630    26,395    --        15,774         95,139       62,649    2,964,769
   Revisions of previous estimates       53,743     (814,731)  (26,395)   --       (30,595)       384,760       (3,247)    (429,971)
   Purchase and sale of minerals
     in place (net) ..............    1,746,890    7,702,198   489,971    --        (1,793)      (295,974)   2,235,068    7,406,224

   Production ....................     (186,759)  (2,554,072)  (23,966)   --       (93,486)      (942,625)    (304,211)  (3,496,697)
                                     ----------  -----------  --------   -----  ----------    -----------   ----------  -----------
   Balance, December 31, 1997 ....    2,350,208   30,001,383   466,005    --       525,200      4,582,300    3,341,413   34,583,683
   Extensions, discoveries and
     additions ...................      237,189   12,903,760      --      --       170,912           --        408,101   12,903,760
   Revisions of previous estimates     (192,935)  (2,362,293) (437,413)   --          --             --       (630,348)  (2,362,293)
   Purchase and sale of minerals
     in place net ................    1,004,373   12,066,855      --      --     3,656,928     24,914,483    4,661,301   36,981,338
   Production ....................     (406,920)  (4,219,528)  (28,592)   --      (321,040)    (2,212,983)    (756,552)  (6,432,511)
                                     ----------  -----------  --------   -----  ----------    -----------   ----------  -----------
   Balance, December 31, 1998 ....    2,991,915   48,390,177      --      --     4,032,000     27,283,800    7,023,915   75,673,977
                                     ==========  ===========  ========   =====  ==========    ===========   ==========  ===========
PROVED DEVELOPED RESERVES
   Balance, December 31, 1996 ....      608,705   19,361,667      --      --       635,300      5,341,000    1,244,005   24,702,667
   Balance, December 31, 1997 ....    2,334,122   29,156,068   466,005    --       525,200      4,582,300    3,325,327   33,738,368
   Balance, December 31, 1998 ....    2,731,986   40,605,557      --      --     3,899,100     26,773,600    6,631,086   67,379,157

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

           The information that follows has been developed by the Company pursuant to procedures prescribed by Statement of Financial Accounting Standards No. 69 of the Financial Accounting Standards Board and utilizes reserve data estimated by independent petroleum engineering firms and by the Company. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

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

           The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves as of December 31 (in thousands):

AT DECEMBER 31, 1998                        U.S.       ECUADOR     CANADA       TOTAL
                                          ---------    -------    --------    ---------
Future cash inflows ...................   $ 142,303    $  --      $ 91,260    $ 233,563
Future production and development costs     (50,542)      --       (36,274)     (86,816)
Future income taxes ...................     (13,061)      --        (9,423)     (22,484)
                                          ---------    -------    --------    ---------
           Future net cash flows ......      78,700       --        45,563      124,263
10% Annual discount ...................     (35,241)      --       (18,312)     (53,553)
                                          ---------    -------    --------    ---------
Standardized measure of discounted
  future net cash flows ...............   $  43,459    $  --      $ 27,251    $  70,710
                                          =========    =======    ========    =========
AT DECEMBER 31, 1997
Future cash inflows ...................   $ 106,515    $ 8,388    $ 16,240    $ 131,143
Future production and development costs     (32,626)    (4,829)     (6,847)     (44,302)
Future income taxes ...................     (12,368)       (40)     (1,287)     (13,695)
                                          ---------    -------    --------    ---------
           Future net cash flows ......      61,521      3,519       8,106       73,146
10% Annual discount ...................     (22,211)    (1,138)     (1,825)     (25,174)
                                          ---------    -------    --------    ---------
Standardized measure of discounted
  future net cash flows ...............   $  39,310    $ 2,381    $  6,281    $  47,972
                                          =========    =======    ========    =========
AT DECEMBER 31, 1996
Future cash inflows ...................   $ 109,510    $  --      $ 26,814    $ 136,324
Future production and development costs     (22,340)      --        (8,101)     (30,441)
Future income taxes ...................     (22,719)      --        (4,869)     (27,588)
                                          ---------    -------    --------    ---------
           Future net cash flows ......      64,451       --        13,844       78,295
10% Annual discount ...................     (24,842)      --        (4,119)     (28,961)
                                          ---------    -------    --------    ---------
Standardized measure of discounted
  future net cash flows ...............   $  39,609    $  --      $  9,725    $  49,334
                                          =========    =======    ========    =========

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


           The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

AT DECEMBER 31, 1998                                             TOTAL COMPANY
                                                                 --------------
Standardized measure -- beginning of year ....................   $       47,972
Oil and gas sales, net of production costs ...................          (12,685)
Purchases and sales of reserves in place (net) ...............           34,630
Net changes in prices, net of production costs ...............          (12,578)
Extensions and discoveries ...................................           14,576
Revisions to previous quantity estimates .....................           (2,681)
Net change in income taxes ...................................           (8,926)
Accretion of discount ........................................            4,870
Changes in estimated future development costs ................           (2,345)
Development costs incurred during the period .................            5,686
Other ........................................................            2,191
                                                                 --------------
Standardized measure-end of year .............................   $       70,710
                                                                 ==============

AT DECEMBER 31, 1997
Standardized measure -- beginning of year ....................   $       49,334
Oil and gas sales, net of production costs ...................          (10,108)
Purchases and sales of reserves in place (net) ...............           21,950
Net changes in prices, net of production costs ...............          (29,801)
Extensions and discoveries ...................................            3,282
Revisions to previous quantity estimates .....................             (225)
Net change in income taxes ...................................           12,117
Accretion of discount ........................................            6,408
Changes in estimated future development costs ................             (129)
Changes in production rates and other ........................           (4,856)
                                                                 --------------
Standardized measure-end of year .............................   $       47,972
                                                                 ==============

AT DECEMBER 31, 1996
Standardized measure -- beginning of year ....................   $       24,600
Oil and gas sales, net of production costs ...................           (9,038)
Purchases and sales of reserves in place (net) ...............           12,835
Net changes in prices, net of production costs ...............           21,735
Extensions and discoveries ...................................            6,259
Revisions to previous quantity estimates .....................           (1,528)
Net change in income taxes ...................................          (11,930)
Accretion of discount ........................................            2,725
Changes in estimated future development costs ................             (786)
Changes in production rates and other ........................            4,463
                                                                 --------------
Standardized measure-end of year .............................   $       49,335
                                                                 ==============

           The Company's foreign reserves per Mcfe in 1998, 1997 and 1996 were 44%, 19% and 25% of total reserves, respectively.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 14.  SUBSEQUENT EVENTS

           On March 29, 1999, the Company executed amendments to its domestic bank credit agreement. See Note 3 to the Consolidated Financial Statements.

           On March 11, 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, New Mexico and Mississippi for $6.0 million, subject to certain adjustments. The sale encompassed 235,000 net mineral acres and proved reserves of 4.4 Bcfe as of December 31, 1998. Of the $6.0 million sales price, $5.4 million was closed and funded on March 11, 1999. The remainder of the transaction is expected to close before May 11, 1999, following the satisfaction of certain conditions. Proceeds will be used to reduce indebtedness and for other corporate purposes.

           In February 1999, the Board of Directors of the Company retained CIBC Oppenheimer Corp. as independent advisors to assist in studying strategic alternatives for maximizing shareholder value. The Company expects to evaluate a number of alternatives, including but not limited to, asset divestiture, joint ventures or alliances, a sale or merger of the Company, and other restructuring and recapitalization opportunities. The Company can give no assurances to its success in pursuing any of the strategic alternatives or as to the terms of any transactions.

           On January 19, 1999, the Company was advised that its Common Stock was not in compliance with Nasdaq Stock Market listing qualifications. A key requirement for Nasdaq listing is maintenance of a minimum closing bid price equal to or greater than $1.00 per share of common stock.

           Unless the Company's Common Stock satisfies the Nasdaq minimum bid requirement before April 19, 1999, or unless the Company is granted an extension, the Company's Common Stock will be scheduled for delisting. The Company believes that continued listing on the Nasdaq is important to maintaining the liquidity of its common stock and is considering steps to come into compliance with the listing requirements. The Company cannot assure that it will be successful in maintaining its Nasdaq listing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEMS 10 THROUGH 13 of this Part III are omitted since the Company expects to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1998 a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. Items 10 through 13 are hereby incorporated by reference herein from such proxy statement. If, for any reason, such proxy statement is not filed within such period, this Form 10-K will be appropriately amended.



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.   EXECUTIVE COMPENSATION


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


   (A)(1)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

           The following consolidated financial statements of the Company are included in Part II, Item 8. of this report:

                                                                           PAGE
           Consolidated Statements of Income .............................. 27
           Consolidated Balance Sheets .................................... 26
           Consolidated Statements of Cash Flows .......................... 29
           Consolidated Statements of Stockholders' Equity ................ 28
           Notes to Consolidated Financial Statements ..................... 31
           Report of independent accountants .............................. 25


   (A)(2) EXHIBITS

      (a) EXHIBIT
          NUMBERS                DESCRIPTION

           2.1 Agreement by 779776 Alberta Ltd. to purchase all of the outstanding Common Shares of Neutrino at a price of $1.80 (Canadian) per Common Share, dated May 29, 1998. (filed with Form 8-K of Registrant dated July 2, 1998 (Commission File No. 0-8043 and incorporated herein by reference).

           EXHIBIT
           NUMBERS               DESCRIPTION

           2.2 Agreement and Plan of Merger, dated as of November 17, 1997, by and among the Company, AEC Acquisition Corp. and Amerac (filed with original Form 8-K of Registrant dated November 17, 1997 (Commission File No. 0-8043 and incorporated herein by reference)).

           3.1 Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Form 8-K dated January 28, 1998 (Commission File No. 0-8043) and incorporated herein by reference).

           3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit (a)(3)(b) of Item 14, Part IV of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1989 (Commission File No. 0-8043)).

           4.1 Indenture pursuant to which the Company's 6.875% Convertible Subordinated Debentures due 2007 are issued (incorporated by reference to Form S-2 Registration
                       333-35843 dated September 17, 1997).

           *10.1 Stock Option Agreement made as of December 31, 1994 between Southern Mineral Corporation and Steven H. Mikel (incorporated by reference to Exhibit (h) to the Company's annual report on Form 10-K for year ended December 31, 1994 1989 (Commission File No. 0-8043)).

           *10.2 Southern Mineral Corporation 1995 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit
                      (k) to the Company's annual report on Form 10-K dated December 31, 1994 (Commission File No. 0-8043)).

           10.3 Credit Agreement, dated December 20, 1995, between Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc., and Compass Bank-Houston for Reducing Revolver Line of Credit of up to $25,000,000 (incorporated by reference to Exhibit 10.1 to Form 8-K of Registrant dated December 20, 1995 (Commission File No. 0-8043)).

           10.4 Promissory Note, dated December 20, 1995, in the original principal amount of $25,000,000 made by Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. in favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.2 to Form 8-K of Registrant dated December 20, 1995 (Commission File No. 0-8043)).

           10.5 Credit Agreement, dated December 20, 1995, between Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. and Compass Bank-Houston for Term Loan of $3,500,000 (incorporated by reference to Exhibit 10.3 to Form 8-K of Registrant dated December 20, 1995 (Commission File No. 0-8043)).

           10.6 Promissory Note, dated December 20, 1995, in the original principal amount of $3,500,000 made by Southern Mineral Corporation, SMC Production Co., San Salvador Development Company, Inc., Venture Resources, Inc., Venture Pipeline Company, VenGas Pipeline Company, Spruce Hills Production Company, Inc. in favor of Compass Bank-Houston (incorporated by reference to Exhibit 10.4 to Form 8-K of Registrant dated December 20, 1995 (Commission File No. 0-8043)).

           EXHIBIT
           NUMBERS               DESCRIPTION

           *10.7      1996 Stock Option Plan (incorporated by reference to
                      Exhibit 10.10 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-8043)).

           *10.8 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-8043)).

           10.9 Joint Venture Agreement, dated October 1, 1995, between Southern Mineral Corporation and The Links Group, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-8043)).

           *10.10 Option Agreement, dated January 5, 1996, between Southern Mineral Corporation and Diasu Oil & Gas Company, Inc. covering the exploration joint venture (incorporated by reference to Exhibit 10.13 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-8043)).

           *10.11 Stock Option Agreement dated April 6, 1995, between Southern Mineral Corporation and Robert R. Hillery (incorporated by reference to Exhibit 10.14 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-8043)).

           10.12 Subscription Agreement and Assumption of Obligations, dated January 5, 1995, between Southern Mineral Corporation and Gary L. Chitty, and Thomas J McMinn (incorporated by reference to Exhibit 10.15 to Form 10-KSB/A-1 dated December 31, 1995 (Commission File No. 0-8043)).

           10.13 Amendment to Credit Agreement between Southern Mineral Corporation et al and Compass Bank-Houston dated August 30, 1996 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Company dated August 30, 1996 (Commission File No. 0-8043)).

           10.14 Second Amendment to Credit Agreements between the Company and Compass Bank dated December 17, 1996 (incorporated by reference to Exhibit 10.14 to Form 10-KSB dated December 31, 1996 (Commission File No. 0-8043)).

           10.15 Third Amendment to Credit Agreement between the Company and Compass Bank, dated June 10, 1997 (incorporated by reference to Exhibit 10.15 to Form S-2 (Commission File No. 333-35843)).

           10.16 Fourth Amendment to Credit Agreement between the Company and Compass Bank, dated June 30, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarterly period ended June 30, 1997 (Commission File No. 0-8043)).

           *10.17     Incentive Stock Option Agreement between the Company and
                      M. M. Jenson, Dated August 26, 1997 (incorporated by reference to Exhibit 10.17 to Form S-2 (Commission File No. 333-35843)).

           10.18 Fifth Amendment to Credit Agreement between the Company and Compass Bank, dated December 31, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 28, 1998 (Commission File No. 0-8043)).

           EXHIBIT
           NUMBERS               DESCRIPTION

           10.19 Sixth Amendment to Credit Agreement between the Company and Compass Bank, dated January 28, 1998 (incorporated by reference to Exhibit 10.2 to Form 8-K dated January 28, 1998 (Commission File No. 0-8043 )). .

           10.20 Letter Agreement between the Company and Amerac, dated November 17, 1997 (incorporated by reference to Exhibit
                      10.18 to Form S-4 (Commission File No. 333-42045)).

           10.21 Letter Agreement between the Company and Amerac, dated November 21, 1997 (incorporated by reference to Exhibit
                      10.19 to Form S-4 (Commission File No. 333-42045)).

           10.22 Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarterly period ended June 30, 1998 (Commission File No. 0-8043)).

           10.23 Letter Amendment dated November 4, 1998, to the Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended September 30, 1998).

           *10.24 1997 Stock Option Plan (incorporated by reference to Form S-8, filed April 28, 1998, Registration No. 333-51237 (Commission File No. 333-420450)).

           10.25 Neutrino Resources Inc. Credit Facility Agreement with National Bank of Canada as amended February 26, 1999 (filed herewith).

           *10.26 Neutrino Resources Inc. Employee Stock Savings Plan effective July 8, 1998 (filed herewith).

           10.27 Second Amendment to Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated March 29, 1999 (filed herewith).

           *10.28 Amendment to Incentive Stock Option Agreement of the Company (filed herewith).

           *10.29 Board Resolution of the Company establishing a Retention Plan in the event of a change of control of the Company dated January 7, 1999 (filed herewith).

           21.1       Subsidiaries of the Company (filed herewith).

           23.1       Consent of KPMG LLP (filed herewith).

           23.2 Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

           23.3 Consent of McDaniel & Associates Consultants, Ltd. (filed herewith).

           23.4       Consent of Ryder Scott Company (filed herewith).

           23.5 Consent of Chapman Petroleum Engineering, Ltd. (filed herewith).

           23.6 Consent of Gilbert Laustsen Jung Associates Ltd. (filed herewith).

           27.1       Financial Data Schedule (filed herewith).

           *          Management Contracts, Plans or Arrangements to Item 601
   (b)
                      (10) (iii) (A) of regulation S-K.

(a)        Reports on Form 8-K

           Form 8-K/A filed September 11, 1998, reporting the acquisition of Neutrino Resources, Inc. financial statements and exhibits and filed as an exhibit to the Form 8-K filed on July 17, 1998.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                    SOUTHERN MINERAL CORPORATION

                                                    BY:/s/STEVEN H. MIKEL
                                                          Steven H. Mikel
                                                          President and Chief
                                                          Executive Officer

Date: March  29, 1999

           Pursuant with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date: March  29, 1999

           Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/JEFFREY W. C. ARSENYCH            Director, Chairman and       March 29, 1999
   Jeffrey W. C. Arsenych            Chief Executive Officer
                                     Neutrino Resources Inc.

/s/B. TRAVIS BASHAM                  Director                     March 29, 1999
   B. Travis Basham

/s/DAVID W. BECKWERMERT              Director, President & Chief  March 29, 1999
   David W. Beckwermert              Operating Officer-Neutrino
                                     Resources Inc.

/s/MICHAEL R. DAWSON                 Vice President-Finance and   March 29, 1999
   Michael R. Dawson                 Chief Financial Officer

/s/THOMAS R. FULLER                  Director                     March 29, 1999
   Thomas R. Fuller

/s/ROBERT R. HILLERY                 Director                     March 29, 1999
   Robert R. Hillery

/s/E. RALPH HINES, JR.               Director                     March 29, 1999
   E. Ralph Hines, Jr.

/s/HOWELL H. HOWARD                  Director and Chairman        March 29, 1999
   Howell H. Howard                  of the Board of Directors

/s/M. M. JENSON                      Treasurer                    March 29, 1999
   M. M. Jenson                      (principal accounting
                                     officer)

/s/STEVEN H. MIKEL                   Director, President and      March 29, 1999
   Steven H. Mikel                   Chief Executive Officer

/s/JAMES E. NIELSON                  Director                     March 29, 1999
   James E. Nielson

/s/JEFFREY B. ROBINSON               Director                     March 29, 1999
   Jeffrey B. Robinson

/s/MICHAEL D. WATFORD                Director                     March 29, 1999
   Michael D. Watford

/s/DONALD H. WIESE, JR.              Director                     March 29, 1999
   Donald H. Wiese, Jr.

/s/SPENCER L. YOUNGBLOOD             Director                     March 29, 1999
   Spencer L. Youngblood