Form 10-K/A
period 1998-12-31
SOUTHERN MINERAL CORP
filed 1999-04-30
CIK 92223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                          COMMISSION FILE NUMBER 0-8043

                          SOUTHERN MINERAL CORPORATION
             (Exact name of registrant as specified in its charter)

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

                          COMMON STOCK, PAR VALUE $0.01
               6.875% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2007
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                [X] Yes      [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1999, 12,803,449 shares of Common Stock were outstanding and the aggregate market value of these shares at such date (based upon the last reported sales price in the Nasdaq National Market of $0.625 per share) held by non-affiliates of the Registrant was approximately $8.0 million. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

         In filing the Annual Report on Form 10-K of Southern Mineral Corporation (the "Company" or the "Registrant"), the Company incorporated certain information required by Part III by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders. The Company's Proxy Statement for the 1999 Annual Meeting of Stockholders will not be filed within the 120-day period following the end of the Company's fiscal year ended December 31, 1998. Accordingly, the Registrant hereby amends Part III of its Annual Report on Form 10-K as set forth below to include such information:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's directors and executive officers and their ages as of April 30, 1999 are as follows:

                                   DIRECTOR SINCE      AGE                    POSITION
    Jeffrey W.C. Arsenych              1998             41          Director and Chief Executive Officer of Neutrino
    B. Travis Basham                   1995             60          Director
    David W. Beckwermert               1998             41          Director and President of Neutrino
    Michael R. Dawson                   N/A             45          Vice President-Finance and Chief Financial Officer
    Thomas R. Fuller                   1995             51          Director
    Robert R. Hillery                  1993             70          Director
    E. Ralph Hines, Jr.                1985             70          Director
    Howell H. Howard                   1960             71          Chairman of the Board of Directors
    Billy W. Lee                        N/A             53          Vice President-Engineering
    Steven H. Mikel                    1995             47          Director, President, Chief Executive Officer and Secretary
    James E. Nielson                   1993             68          Director
    Jeffrey B. Robinson                1998             54          Director
    John A. Walker                      N/A             49          Vice President-Exploration
    Michael D. Watford                 1998             45          Director
    Timothy R. Weddle                   N/A             52          Vice President-Operations
    Donald H. Wiese, Jr.               1995             57          Director
    Spencer L. Youngblood              1995             53          Director

         JEFFREY W.C. ARSENYCH is the Chairman and Chief Executive Officer of Neutrino Resources Inc., a Canadian subsidiary of the Company ("Neutrino"), and has served as the Chief Executive Officer of Neutrino since its inception in 1993. From 1990 to 1993, Mr. Arsenych was Senior Coordinator of Business Development with Saskatchewan Oil and Gas Corporation (now Wascana Energy, Inc.). Prior to 1990, Mr. Arsenych was Manager of Exploration Ventures and subsequently Manager of Corporate Development with Triton Canada Resources, Ltd. (now Transwest Energy Ltd.). Mr. Arsenych is a founder of Neutrino. Mr. Arsenych holds a B.A. from the University of Regina and an M.B.A. from the University of Western Ontario.

         B. TRAVIS BASHAM has served, since 1988, as a Manager of four Texas general partnerships operating under the Diverse name and headquartered in San Antonio, Texas, all of which are engaged in the oil and gas exploitation and production business (collectively, the "Diverse Partnerships"). Mr. Basham also has served as President of Venucot, Inc., an oil and gas production and management company, since 1987. Mr. Basham is a certified public accountant with prior administrative and financial positions with New London, Inc. (1985-1986), Gulf Energy and Development Corp. (1976-1983), and Enserch (1959-1976). Mr. Basham received a B.B.A. in accounting from Southern Methodist University.

         DAVID W. BECKWERMERT is the President of Neutrino. Mr. Beckwermert has over 15 years of entrepreneurial business experience in various businesses. In 1983, he joined a Canadian chartered bank's regional office in Saskatoon as a management officer, later advancing to Program Review Analyst for the Treasury Board Division of the Saskatchewan Department of Finance. Mr. Beckwermert subsequently served as Manager-Capital Financing and Forecasting and as a Director in the

Technical Services Division of SPMC. In 1992 he became Director of Policy and Legislation for the Saskatchewan Department of Environment and Resource Management. Mr. Beckwermert is one of the founders of Neutrino where he has held various management positions in the past five years. He graduated from Lakehead University with degrees in Business Administration and Forestry.

         MICHAEL R. DAWSON joined the Company in October 1998 and is Vice President-Finance. Mr. Dawson has in excess of twenty years of experience in the oil and gas finance industry, beginning his career at Shell Oil Company in Houston, Texas and New Orleans, Louisiana. Mr. Dawson served most recently at Union Texas Petroleum Holdings, Inc. of Houston, Texas as Director of Acquisitions and Portfolio Management. Mr. Dawson received his B.B.A. from the University of Iowa in 1975 and his CPA certification from the State of Texas.

         THOMAS R. FULLER has been a Manager of the Diverse Partnerships since 1988. Since 1983, he has served as President of Wyogram Oil Company, which is engaged in the oil and gas production business. In addition, he has served as President of Michmatt, Inc. since 1992. He has also served as a vice president of Hillin Oil Company (1980-1986) and First City National Bank (1974-1980), and a drilling and reservoir engineer with Exxon Company, U.S.A. (1970-1974). He holds a B.S. in petroleum engineering from the University of Wyoming, and attended Louisiana State University's Graduate School of Banking.

         ROBERT R. HILLERY has served as President and Chief Executive Officer of The Links Group, Inc. ("LGI") since 1984. From 1984 until 1992, Mr. Hillery was Director and President of Gulf Exploration Consultants, Inc. ("GEC"). Both LGI and GEC are engaged in oil and gas exploration. He also has been a member of the Board of Trustees of Phillips University since 1982. Mr. Hillery graduated from Phillips University with a B.A. in geology, mathematics and physics.

         E. RALPH HINES, JR. has been a partner of Moon & Hines Oil Exploration, an oil and gas exploration partnership, since 1994. Since 1994, he also has been Vice President of Moon-Hines-Tigrett Operating Co., Inc., an oil and gas operating company.

         HOWELL H. HOWARD has been Trustee of the Ehlco Liquidating Trust since 1986 and was Chairman of the Board of Edward Hines Lumber Company from 1981 until its liquidation in January 1989. Mr. Howard is a director of Harris Bank. Mr. Howard has been Chairman of the Board of the Company since July 1981.

         BILLY W. LEE has been Vice President-Engineering of the Company since June 1997. He served as President of an independent oil and gas company from 1984 through June 1997. He earned a B.S. in petroleum engineering and an M.B.A. from Texas A&M University. Mr. Lee has worked with Tenneco and BP Huddleston Company in Houston.

         STEVEN H. MIKEL has been the Company's President, Chief Executive Officer and a director since January 1995. He has also been the Company's Secretary since April 1999. From May 1993 to December 1994, he was an independent consultant in the oil and gas industry, acting as a financial advisor to small and medium-sized independent oil and gas companies in their capital formation activities. Mr. Mikel was a co-founder and served as the Managing Director of Resource Investors Management Company (RIMCO), an oil and gas investment management company, from October 1985 to April 1993. He began his career as a corporate finance attorney in Hartford, Connecticut, and then worked in finance with Aetna Life and Casualty, where he specialized in natural resource industries. Mr. Mikel received his B.A. and J.D. degrees from Syracuse University and his M.B.A. from the University of Connecticut.

         JAMES E. NIELSON has held the position of President and Chief Executive Officer of Nielson & Associates, Inc. since 1992. From 1979 through 1992, he was President and Chief Executive Officer of JN Oil and Gas Company, an oil and gas exploration company. He has served as Director of the American Petroleum Institute, Rocky Mountain Oil and Gas Association and Shoshone First Bank since 1974, 1989 and 1992, respectively. Mr. Nielson was President of Rocky Mountain Oil and Gas Association from 1993 to 1995. Mr. Nielson received a B.S. in business administration from the University of Wyoming.

         JEFFREY B. ROBINSON has served as the President and Chief Executive Officer of Fremont Exploration, Inc. since April 1999, an Oklahoma-based international oil and gas company. He was the former President and Chief Executive Officer of Centas Technical Services, L.L.C. from February 1998 through March 1999 and was President and Chief Executive Officer of Amerac Energy Corporation from July 1994 through January 1998. He was previously with Amax Oil and Gas Inc. Mr. Robinson joined the Company's Board of Directors in January of 1998 following the merger of Amerac with and into the Company. Mr. Robinson received a B.S. in petroleum engineering from Marietta College in Marietta, Ohio.

         JOHN A. WALKER has been Vice President-Exploration of the Company since May 1996. He has twenty-one years of petroleum exploration and production experience with major and independent companies, most recently as Exploration Manager of Stone & Webster Oil Company, Inc. from January 1994 to January 1996, and as an independent geological/geophysical consultant from March 1987 to December 1993. Mr. Walker received a B.S. in geology (1972) and an M.S. in geology (1975) from Ohio University. Mr. Walker is an AAPG Certified Petroleum Geologist, No. 4378.

         MICHAEL D. WATFORD has served as Chairman and Chief Executive Officer of Ultra Petroleum since January 1999. He was President, Chief Operating Officer and Chief Executive Officer of Nuevo Energy Company from 1994 through September 1997. He was President of Torch Energy Marketing, Inc. from 1990 until 1993. Mr. Watford began his career in 1975 with Shell Oil Company where he held various positions in exploration and production, refining, chemicals, and mining. He later held a number of positions of increasing responsibility at Superior Oil Company and Meridian Oil, Inc. Mr. Watford has a B.S. in finance from the University of Florida and an M.B.A. from the University of New Orleans.

         TIMOTHY R. WEDDLE, Vice President-Operations of the Company since January 1, 1998, has twenty-seven years of petroleum engineering and management experience. Mr. Weddle joined the Company in 1998. Mr. Weddle held various engineering and supervisory positions with Exxon Corporation domestically and overseas, onshore and offshore. He managed the operations of a domestic exploration company for fourteen years and was President and owner of Petroleum Resource Management Co., an oil and gas operating company from 1993 through 1997. Mr. Weddle is a Registered Professional Engineer in Texas. He graduated with honors from the University of Texas at Austin with a B.S. in chemical engineering.

         DONALD H. WIESE, JR. has been, since 1986, a Manager of the Diverse Partnerships, and since 1981, has been President of Heathery Resources, Inc., an oil and gas consulting company. He has served as President of BHW Energy, Inc. since 1994. He was retained by Primary Fuels, Inc. to establish and manage its oil and gas acquisition program and was responsible for $240,000,000 in producing property acquisitions from 1981 to 1987. Mr. Wiese was President of Nord Petroleum Corporation from 1979 to 1981 and Vice-President of American Express' international oil and gas project financing group from 1976 to 1979. His technical training includes evaluation and appraisal experience as Vice President of DeGolyer and MacNaughton (1973-1976), and oil and gas operations with Texaco, Inc. (1965-1973). Mr. Wiese is a graduate of New Mexico State University and a Registered Professional Engineer.

         SPENCER L. YOUNGBLOOD has been an independent oil and gas investor and President of Kona, Inc., an oil and gas production company, since 1990. From 1984 to 1990, he was Senior Vice President with Geodyne Resources, Inc., where he directed more than $200,000,000 in acquisitions. Mr. Youngblood began his career at Aminoil in 1975 and worked with Gulf Energy and Development Corp. from 1981 to 1984. He earned a B.S. in petroleum engineering from Louisiana State University and an M.B.A. from Florida Technological University.

TERMS OF OFFICE

         Each of the Company's directors will hold office until the Company's Annual Meeting of Stockholders or until his successor is duly elected and qualified. All executive officers of the Company serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons holding more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted (i) initial reports of ownership, (ii) reports of changes in ownership and (iii) annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and ten percent stockholders are also required to furnish the Company with copies of all such filed reports.

         Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 1998, the Company believes that all of the Company's executive officers and directors complied with Section 16(a) reporting requirements during 1998 except as follows: each of Jeffrey W.C. Arsenych, David W. Beckwermert, Michael R. Dawson, Billy W. Lee, John A. Walker and Timothy R. Weddle failed to file a Form 5 on a timely basis with respect to the repricing of options to purchase the Company's Common Stock.


ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

         The Company reimburses each director for his actual and necessary expenses reasonably incurred in connection with attending meetings of the Board of Directors and its committees. In April 1997, the Board of Directors adopted the 1997 Non-Employee Director Compensation Plan ("1997 Plan") which is effective through May 2002. Under the 1997 Plan, non-employee directors are entitled to receive 1,000 shares of Common Stock for each Board of Directors meeting attended, excluding telephonic meetings. No retainer or other compensation for serving as a director of the Company was paid during 1998.

EXECUTIVE OFFICER COMPENSATION

         The following table reflects all forms of compensation for Steven H. Mikel, John A. Walker, Billy W. Lee, Timothy R. Weddle and James H. Price's services to the Company during the applicable years ended December 31, 1998, December 31, 1997 and December 31, 1996 by the Company:

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                      -------------------------------------  -------------------------------------
                                                                                     AWARDS              PAYOUTS
                                                                             -----------------------    ----------
                                                                                         SECURITIES
                                                                              RESTRICTED  UNDERLYING
                                                              OTHER ANNUAL      STOCK      OPTIONS/        LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR   SALARY ($)  BONUS ($)  COMPENSATION ($) AWARDS ($)   SARS (#)     PAYOUTS ($) COMPENSATION ($)
---------------------------    ----   ----------  ---------  ---------------- ----------  ----------    ----------- ----------------
Steven H. Mikel                1998     $175,000      --            --           --           --             --       $   515(1)
  President, Chief             1997     $150,000   $60,000          --           --           --             --       $ 5,265(1)(2)
  Executive Officer            1996     $125,750   $50,000          --           --         10,000           --       $ 5,265(1)(2)
  and Secretary

John A. Walker                 1998     $125,000      --            --           --        120,000(3)(4)     --       $   477(5)
  Vice President-Exploration   1997     $ 90,000   $24,000          --           --           --             --       $ 5,227(2)(5)
                               1996     $ 73,125   $20,000          --           --           --             --       $ 2,887(5)(6)

Billy W. Lee                   1998     $125,000      --            --           --        100,000(4)(7)     --       $   985(8)
  Vice President-Engineering   1997     $ 45,243   $24,000          --           --           --             --       $   187(9)

Timothy R. Weddle              1998     $110,000      --            --           --         50,000(4)(10)    --            --
  Vice President-Operations

James H. Price(11)             1998     $ 78,750      --            --           --          --              --       $89,644(5)(12)
  Vice President-Finance       1997     $ 90,000   $20,000          --           --         70,000           --       $ 5,227(2)(5)
                               1996     $ 73,125      --            --           --         50,000           --       $ 5,227(2)(5)

------------------------

(1) Includes $515 per year computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverage. Substantially all employees of the Company are covered by term life insurance policies.
(2) Includes $4,750 contributed by the Company to each officer's account in the Company's Simplified Employee Pension Plan in which substantially all of the Company's employees are eligible to participate.
(3) Comprised of an option originally granted on May 15, 1996 to purchase 50,000 shares, an option originally granted on March 4, 1997 to purchase 20,000 shares and an option originally granted on November 14, 1997 to purchase 50,000 shares, with exercise prices ranging from $3.00 to $6.75 per share. All of such options were repriced to $1.00 per share by the Compensation Committee effective December 21, 1998.
(4)   See "Option/SAR Grants in Last Fiscal Year" table below.
(5) Includes $477 for each year computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverages. Substantially all employees of the Company are covered by term life income policies.
(6) Includes $2,410 contributed by the Company for Mr. Walker's account in the Company's Simplified Employee Pension Plan in which substantially all of the Company's employees are eligible to participate.
(7) Comprised of an option originally granted in July 1, 1997 to purchase 50,000 shares at $5.00 per share and an option originally granted on November 14, 1997 to purchase 50,000 shares at $6.75 share. All of such options were repriced to $1.00 per share by the Compensation Committee effective December 21, 1998.
(8) Includes $985 for 1998 computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverage.
(9) Includes $187 contributed by the Company for Mr. Lee's account in the Company's Simplified Employee Pension Plan in which substantially all of the Company's employees are eligible to participate.
(10) Comprised of an option originally granted on January 1, 1995 to purchase 50,000 shares at $5.50 per share. This option was repriced to $1.00 per share by the Compensation Committee effective December 21, 1998.
(11)  Mr. Price was no longer employed by the Company effective September 1998.
(12) Includes compensation of $89,167 pursuant to a Severance Agreement by and between the Company and James H. Price as of September 30, 1998, $26,250 of which was paid in 1998 and $62,917 of which is to be paid in 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            NUMBER OF SECURITIES          PERCENT OF TOTAL         EXERCISE OR                         GRANT DATE
                          UNDERLYING OPTIONS/SARS       OPTIONS/SARS GRANTED        BASE PRICE       EXPIRATION          PRESENT
       NAME(1)                 GRANTED (#)(2)           TO EMPLOYEES IN 1998        ($/SHARE)          DATE(3)        VALUE ($)(4)
----------------------    ------------------------     -----------------------    --------------    -------------     -------------
Billy W. Lee                       50,000                       4.3%                  $1.00           07/01/02           $5,648
                                   50,000                       4.3%                  $1.00           11/14/02           $5,545

John A. Walker                     50,000                       4.3%                  $1.00           05/15/01           $5,923
                                   20,000                       1.7%                  $1.00           03/04/02           $2,292
                                   50,000                       4.3%                  $1.00           11/14/02           $5,545

Timothy R. Weddle                  50,000                       4.3%                 $1.00(5)         01/01/03           $5,525

------------------------

(1) Except for Mr. Weddle, neither Mr. Mikel nor any of the other named executive officers was granted any options or SARs during 1998.
(2) The options become exercisable as to one-third of the shares after the expiration of one year from the date of grant, as to two-thirds after the expiration of two years and in full after the expiration of three years from the date of grant. Options are granted for a term of five years, subject to termination 90 days following termination of employment. Each option vests in full upon death, disability, normal retirement or a change of control of the Company.
(3) Reflects the original expiration date of the original grant of options which was not affected by repricing of the options.
(4) The dollar amounts represent the value calculated using the Black-Scholes option pricing model and using December 21, 1998, the date on which such options were repriced, as the applicable grant date. The actual value, if any, realized will depend on the excess of the stock price over the exercise price at the date the option is exercised. The estimated values under that model are based on assumptions that include (i) a stock price volatility of 65.63%, (ii) a discount rate of 4.48% and (iii) a dividend yield of 0%. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation.
(5) Reflects the repricing of options by the Compensation Committee of the Board of Directors effective December 21, 1998. The last sales price for the Common Stock on December 21, 1998, as reported in the consolidated reporting system for Nasdaq National Market issues, was $0.625.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND OPTION/SAR VALUE AT DECEMBER 31, 1998

                                                       NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED IN-THE-
                                                           UNEXERCISED OPTIONS/SARS                  MONEY OPTIONS/SARS AT
                          SHARES                             AT DECEMBER 31, 1998                     DECEMBER 31, 1998(1)
                         ACQUIRED        VALUE         --------------------------------          ----------------------------
         NAME           ON EXERCISE     REALIZED       EXERCISABLE        UNEXERCISABLE          EXERCISABLE    UNEXERCISABLE
         ----                           --------       -----------        -------------          -----------    -------------
Steven H. Mikel              0             $0            460,000                   0                  $0               $0

Billy W. Lee                 0             $0             33,332              66,668                  $0               $0

John A. Walker               0             $0             56,665              63,335                  $0               $0

James H. Price               0             $0             27,446                 667                  $0               $0

Timothy R. Weddle            0             $0               --                50,000                  $0               $0

------------------------

(1) Based upon the last sales price of $0.719 per share on December 31, 1998, as reported in the consolidated reporting system for Nasdaq National Market issues.


SIMPLIFIED EMPLOYEE PENSION PLAN

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

COMPENSATION COMMITTEE

      The following persons served on the compensation committee of the Company's Board of Directors during the fiscal year ended December 31, 1998:
Howell H. Howard, E. Ralph Hines, Jr. and James E. Nielson.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

      Effective July 1, 1998, the Company entered into an employment agreement with each of Messrs. Arsenych and Beckwermert in connection with the Neutrino acquisition. The agreement with Mr. Arsenych provides for a one-year initial term of employment at Cdn.$170,000 per year, plus a grant of options to purchase 200,000 shares of the Company's Common Stock at a price of $3.75 per share (which options were repriced to $1.00 per share effective December 21, 1998) and a grant of certain additional shares of the Company's Common Stock to be held in escrow pending completion of certain term of service requirements or a change of control of the Company. The agreement with Mr. Beckwermert provides for a one-year initial term of employment at Cdn.$160,000 per year, plus a grant of options to purchase 200,000 shares of the Company's Common Stock at a price of $3.75 per share (which options were repriced to $1.00 per share effective December 21, 1998) and a grant of certain additional shares of the Company's Common Stock to be held in escrow pending completion of certain term of service requirements or a change of control of the Company. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." These agreements will terminate effective June 30, 1999.

      In addition, pursuant to a retention plan established by resolution of the Board effective January 7, 1999, each officer is entitled to one year's salary, payable in a lump sum, upon termination resulting from a change of control. Pursuant to this retention plan, in the event of termination in connection with a change of control, Messrs. Mikel, Lee, Walker and Weddle would be entitled to receive payments of $175,000, $125,000, $125,000 and $110,000, respectively.

      In September 1998, the Company entered into a severance agreement with James H. Price, formerly Vice President-Finance of the Company. In connection with the termination of his employment pursuant to such severance agreement, he is entitled to salary continuation and benefits through June 30, 1999. The total amount of such salary is $89,167, $26,250 of which was paid in 1998 and $62,917 of which is to be paid in 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of March 31, 1999, the number of shares of the Company's Common Stock owned by each director and director nominee of the Company, executive officer named in the Summary Compensation Table above, and all of the Company's directors and executive officers as a group. Based on publicly-available filings with the Securities and Exchange Commission, the Company knows of no person or entity, other than those listed below, who is the holder of more than five percent of its voting securities. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder, and is a United States citizen, except that Messrs. Arsenych and Beckwermert are Canadian citizens.

                                                  AMOUNT AND         PERCENT
                                                  NATURE OF            OF
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP     CLASS
------------------------------------------   --------------------    --------
Centennial Associates, L.P. and affiliates                762,009(1)      6.0%
      900 Third Avenue
      New York, NY 10022
Jeffrey W.C. Arsenych                                     163,758         1.3%
B. Travis Basham                                          522,807(2)      4.1%
David W. Beckwermert                                       94,192           *
Michael R. Dawson                                          10,000           *
Thomas R. Fuller                                          522,807(3)      4.1%
Robert R. Hillery                                          72,828(4)        *
E. Ralph Hines, Jr                                         59,108(5)        *
Howell H. Howard                                          570,417(6)      4.5%
Billy W. Lee                                               34,332(7)        *
Steven H. Mikel                                           547,421(8)      4.3%
James E. Nielson                                           33,147(9)        *
Jeffrey B. Robinson                                        86,497(10)       *
John A. Walker                                             86,959(11)       *
Michael D. Watford                                          4,000           *
Timothy R. Weddle                                          25,974(12)       *
Donald H. Wiese, Jr                                       516,307(13)     4.0%
Spencer L. Youngblood                                     516,807(14)     4.0%

All Directors and Officers as a group (17 persons)      3,867,361        30.2%

------------------------

*     Less than one percent of outstanding Common Stock.

(1) As reported in the Schedule 13G filed by Centennial Energy Partners, L.P. ("Centennial") on March 25, 1999, consists of 350,399 shares of Common Stock, 373,479 shares of Common Stock, 38,131 shares of Common Stock, 723,878 shares of Common Stock, 762,009 shares of Common Stock, 762,009 shares of Common Stock owned by Centennial, Tercentennial Energy Partners, L.P. ("Tercentennial"), Joseph H. Reich & Co., Inc. ("JHR & Co."), Centennial Energy Partners, L.L.C. ("Energy"), Joseph H. Reich and Peter
      K. Seldin, respectively. All of the foregoing parties share voting and dispositive powers over such shares. JHR & Co. has the power to dispose of the shares of Common Stock held by it in the Managed Account, which power may be exercised by the employees of JHR & Co. who have investment authority. Energy, the general partner of Centennial and Tercentennial, has the power to dispose of and the power to vote the shares of Common Stock beneficially owned by each of the foregoing. Joseph H. Reich, as the Managing Member of Energy, has the power to vote and dispose of the Common Stock beneficially held by Energy and as President of JHR & Co., has the power to dispose of the shares of the Managed Account. Peter K. Seldin is a non-managing member of Energy who has been delegated the authority to vote and dispose of the shares of Energy and as Vice President of JHR & Co. has the power to dispose of the shares of Common Stock held by it in the Managed Account.

(2) Includes 376,985 shares held by Venucot, Inc., a corporation controlled by Mr. Basham, and 7,924 and 69,576 shares issuable upon exercise of presently exercisable options held by Mr. Basham and Venucot, Inc., respectively.

(3) Includes 376,985 shares held by Michmatt, Inc., a corporation controlled by Mr. Fuller, and 7,924 and 69,576 shares issuable upon exercise of presently exercisable options held by Mr. Fuller and Michmatt, Inc., respectively.

(4) Includes 43,878 shares issuable upon exercise of a presently exercisable option, and 6,054 shares issuable upon conversion of $50,000 of the Company's 6.875% Convertible Subordinated Debentures ("Convertible Debentures") at a conversion rate of 121.07 shares of Common Stock per $1,000 of Convertible Debentures (the "Convertible Rate").

(5) Includes 41,750 shares owned by Mr. Hines' wife and 4,358 shares issuable upon conversion of $36,000 of Convertible Debentures at the Conversion Rate.

(6) Includes 363,633 shares held in trusts of which Mr. Howard or his wife serves as a co-trustee and shares voting and dispositive power, and 26,488 shares owned directly by Mr. Howard's wife.

(7) Includes 33,332 shares issuable upon exercise of presently exercisable options.

(8) Includes 460,000 shares issuable upon exercise of presently exercisable options, and 2,421 shares issuable upon conversion of $20,000 of Convertible Debentures at the Conversion Rate, which Convertible Debentures are held in trusts of which Mr. Mikel is trustee and possesses voting and dispositive power.

(9) Includes 4,000 shares held by Nielson & Associates, Inc., a corporation controlled by Mr. Nielson, and 847 issuable upon conversion of $7,000 of Convertible Debentures at the Conversion Rate.

(10)  Includes 1,276 shares indirectly held by Mr. Robinson's children.

(11) Includes 79,999 shares issuable upon exercise of presently exercisable options and 484 shares issuable upon conversion of $4,000 of Convertible Debentures at the Conversion Rate.

(12) Includes 8,133 shares held by Petroleum Resource Management Company, a company controlled by Mr. Weddle, and 16,666 shares issuable upon exercise of presently exercisable options.

(13) Includes 369,485 shares held by DHW Energy, Inc., a corporation controlled by Mr. Wiese, and 7,924 and 69,576 shares issuable upon exercise of presently exercisable options held by Mr. Wiese and DHW Energy, Inc., respectively.

(14) Includes 376,985 shares held by Kona, Inc., a corporation controlled by Mr. Youngblood, and 7,924 and 69,576 shares issuable upon exercise of presently exercisable options held by Mr. Youngblood and Kona, Inc., respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On January 1, 1998, the Company acquired certain U.S. onshore oil and gas properties from Petroleum Resource Management Company in exchange for 8,333 shares of the Company's Common Stock. Petroleum Resource Management Company is owned and controlled by Timothy R. Weddle. Concurrent with this transaction, Mr. Weddle became an officer of Southern Mineral Corporation in the capacity of Vice President-Operations.

      In conjunction with the acquisition of Neutrino in July 1998, 324,430 shares of the Company's Common Stock were issued to key Neutrino management personnel (including 144,407 shares to Mr. Arsenych and 86,333 shares to Mr. Beckwermert) in consideration for retention and other obligations. The total purchase price for the Neutrino shares was $57,198,000, including assumption of debt and working capital deficit.

      In September 1995, the Company entered into the Southern Links Group Joint Venture ("Southern Links") to acquire, develop and market exploration prospects. The Company's joint venture partner is LGI, a company that is controlled by Robert Hillery, a director of the Company. The Company agreed to fund the third party costs of Southern Links. Any proceeds from the sale of prospects or oil and gas from such prospects is distributed 100% to the Company until it receives an amount equal to the return of its invested capital, after which time all such proceeds and property interests, if any, are to be distributed 75% to the Company and 25% to LGI. In December 1998, the Company made the determination to discontinue further evaluation of certain non-producing State of Texas offshore leases which were held within the Southern Links Venture. Such leases were scheduled to expire in January 1999 unless additional rental payments were made. Pursuant to the Joint Venture agreement, the Company assigned six State of Texas leases to LGI for nominal cash consideration and retention of an overriding royalty interest of 1% of 8/8th in and to the leases.

      In January 1998, the Company consummated the transactions contemplated by an Amended and Restated Agreement and Plan of Merger ("Merger Agreement") executed November 17, 1997 by and among Amerac Energy Corporation ("Amerac"), SMC Acquisition Corp., a Delaware Corporation, and the Company. Pursuant to the Merger Agreement, the Company acquired all of Amerac's outstanding capital stock in consideration for issuing to Amerac's stockholders (including Mr. Robinson) the right to receive 3,333,333 shares of the Company's Common Stock. Subsequent to the acquisition, a number of non-strategic Amerac properties were sold and the remainder became a part of the Company's U.S. oil and gas asset base. Pursuant to the Merger Agreement, Mr. Robinson became a director of the Company.

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

           EXHIBIT
           NUMBERS               DESCRIPTION
           -------               -----------
           2.2 Agreement and Plan of Merger, dated as of November 17, 1997, by and among the Company, AEC Acquisition Corp. and Amerac (filed with original Form 8-K of Registrant dated November 17, 1997 (Commission File No. 0-8043) and incorporated herein by reference)).

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

           EXHIBIT
           NUMBERS               DESCRIPTION
           -------               -----------
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

           10.12 Subscription Agreement and Assumption of Obligations, dated January 5, 1995, between Southern Mineral Corporation and Gary L. Chitty, and Thomas J. McMinn (incorporated by reference to Exhibit 10.15 to Form 10-KSB/A-1 dated December 31, 1995 (Commission File No. 0-8043)).

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

           EXHIBIT
           NUMBERS               DESCRIPTION
           -------               -----------
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

            10.25 Neutrino Resources Inc. Credit Facility Agreement with National Bank of Canada as amended February 26, 1999 (incorporated by reference to Exhibit 10.25 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

           *10.26 Neutrino Resources Inc. Employee Stock Savings Plan effective July 8, 1998 (incorporated by reference to Exhibit 10.26 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

            10.27 Second Amendment to Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated March 29, 1999 (incorporated by reference to Exhibit 10.27 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

           *10.28 Amendment to Incentive Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.28 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

           *10.29 Board Resolution of the Company establishing a Retention Plan in the event of a change of control of the Company dated January 7, 1999 (incorporated by reference to Exhibit 10.29 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

           *10.30 Employment Agreement between Jeffrey W. C. Arsenych and Neutrino Resources, Inc. dated as of July 1, 1998 (filed herewith).

           *10.31 Employment Agreement between David W. Beckwermert and Neutrino Resources, Inc. dated as of July 1, 1998 (filed herewith).

            21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

            23.1      Consent of KPMG LLP (incorporated by reference to Exhibit
                      23.1 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

            23.2 Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.2 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

            23.3 Consent of McDaniel & Associates Consultants, Ltd. (incorporated by reference to Exhibit 23.3 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

            23.4 Consent of Ryder Scott Company (incorporated by reference to Exhibit 23.4 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

            23.5 Consent of Chapman Petroleum Engineering, Ltd. (incorporated by reference to Exhibit 23.5 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

            23.6 Consent of Gilbert Laustsen Jung Associates Ltd. (incorporated by reference to Exhibit 23.6 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).

            27.1      Financial Data Schedule (incorporated by reference to
                      Exhibit 27.1 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043).


             *        Management Contracts, Plans or Arrangements to Item 601
                      (b)(10)(iii)(A) of Regulation S-K.


(a)        Reports on Form 8-K

           Form 8-K/A filed September 11, 1998, reporting the acquisition of Neutrino Resources, Inc. financial statements and exhibits and filed as an exhibit to the Form 8-K filed on July 17, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 SOUTHERN MINERAL CORPORATION


Date: April 30, 1999                              BY: STEVEN H. MIKEL
                                                      Steven H. Mikel
                                                      President, Chief Executive
                                                       Officer and Secretary



       Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/S/ JEFFREY W. C. ARSENYCH     Director, Chairman and             April 30, 1999
    Jeffrey W. C. Arsenych     Chief Executive Officer
                               Neutrino Resources Inc.


    _______________________    Director                           April 30, 1999
    B. Travis Basham


/S/ DAVID W. BECKWERMERT       Director, President and Chief      April 30, 1999
    David W. Beckwermert       Operating Officer-Neutrino
                               Resources Inc.

/S/ MICHAEL R. DAWSON          Vice President-Finance and         April 30, 1999
    Michael R. Dawson          Chief Financial Officer

/S/ THOMAS R. FULLER           Director                           April 30, 1999
    Thomas R. Fuller

    ______________________     Director                           April 30, 1999
    Robert R. Hillery


/S/ E. RALPH HINES, JR.        Director                           April 30, 1999
    E. Ralph Hines, Jr.


/S/ HOWELL H. HOWARD           Director and Chairman              April 30, 1999
    Howell H. Howard           of the Board of Directors

    _______________________    Treasurer                          April 30, 1999
    M. M. Jenson               (principal accounting officer)

/S/ STEVEN H. MIKEL            Director, President,               April 30, 1999
    Steven H. Mikel            Chief Executive Officer and
                               Secretary


/S/ JAMES E. NIELSON           Director                           April 30, 1999
    James E. Nielson


/S/ JEFFREY B. ROBINSON        Director                           April 30, 1999
    Jeffrey B. Robinson


/S/ MICHAEL D. WATFORD         Director                           April 30, 1999
    Michael D. Watford


    _____________________      Director                           April 30, 1999
    Donald H. Wiese, Jr.


    ______________________     Director                           April 30, 1999
    Spencer L. Youngblood