Form 10-Q
period 1999-03-31
SOUTHERN MINERAL CORP
filed 1999-05-07
CIK 92223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

      [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ______ TO _______

                         COMMISSION FILE NUMBER: 0-8043

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

      Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 1999, there were 12,803,488 shares of the Registrant's common stock outstanding.

                          SOUTHERN MINERAL CORPORATION
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of March 31, 1999
     (unaudited) and December 31, 1998 .................................    3

   Unaudited Consolidated Statements of Operations for
     the three months ended March 31, 1999 and 1998 ....................    4

   Unaudited Consolidated Statements of Cash Flows for
     the three months ended March 31, 1999 and 1998 ....................    5

   Notes to Consolidated Financial Statements ..........................    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Financial Condition and Results of Operations ..................   11

        Liquidity and Capital Resources ................................   12

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....   16

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................   17

                        PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                        MARCH 31,   DECEMBER 31,
                                                           1999        1998
                                                        ---------    ---------
                    ASSETS                             (UNAUDITED)
CURRENT ASSETS
  Cash .............................................    $     677     $   1,541
  Receivables ......................................        4,810         5,602
  Other ............................................          680           633
                                                        ---------     ---------
        Total current assets .......................        6,167         7,776

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
      EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
        Oil and gas producing properties............      138,339       136,833
        Mineral rights .............................         --             167
        Unproven properties ........................        3,673         3,634
        Office equipment ...........................          547           580
        Accumulated depreciation, depletion and
          amortization .............................      (30,149)      (27,027)
                                                        ---------     ---------
                                                          112,410       114,187
PROPERTIES HELD FOR SALE AND OTHER .................        6,543         6,327
                                                        ---------     ---------
        Total assets ...............................    $ 125,120     $ 128,290
                                                        =========     =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ...............................    $   7,455     $  10,300
    Canadian bank loan .............................       18,590        18,490
    Current portion of long-term debt ..............       13,169        13,124
                                                        ---------     ---------
       Total current liabilities ...................       39,214        41,914

LONG-TERM DEBT (LESS CURRENT PORTION) ..............       60,273        64,370
DEFERRED INCOME TAXES ..............................        7,204         7,279
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share;
        authorized 5,000,000 shares at
        March 31, 1999; none issued ................         --            --
    Common stock, par value $.01 per share;
        authorized 50,000,000 shares at
        at March 31, 1999; issued 12,894,711
        and 12,884,672 shares at March 31,
        1999 and December 31, 1998, respectively;
        outstanding 12,803,488 and 12,793,449
        shares at March 31, 1999 and
        December 31, 1998, respectively ............          129           128
   Additional paid-in capital ......................       30,852        30,848
   Accumulated other comprehensive loss-foreign
        currency translation adjustment ............       (1,535)       (2,304)
   Retained deficit ................................      (10,965)      (13,893)
   Less: Treasury stock ............................          (52)          (52)
                                                        ---------     ---------
                  Total stockholders' equity .......       18,429        14,727
                                                        ---------     ---------
                  Total liabilities and
                    stockholders' equity ...........    $ 125,120     $ 128,290
                                                        =========     =========

The accompanying notes to consolidated financial statements of Southern Mineral
     Corporation and subsidiaries are an integral part of these statements.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                              (UNAUDITED)
REVENUE
   Oil and gas .....................................     $  5,621      $  4,410
   Gains on sales of properties and other assets ...        5,073             4
                                                         --------      --------
                                                           10,694         4,414
EXPENSES
    Production .....................................        2,081         1,163
    Exploration ....................................           47           139
    Depreciation, depletion and amortization .......        3,081         1,610
    General and administrative .....................        1,040         1,060
                                                         --------      --------
                                                            6,249         3,972
                                                         --------      --------
Income from operations .............................        4,445           442
Other income, expenses and deductions
    Interest and other income ......................           27            92
    Interest and debt expense ......................       (1,774)         (834)
                                                         --------      --------
Income (loss) before income taxes ..................        2,698          (300)
Provision (benefit) for foreign, federal and
  state income taxes
    Current provision ..............................           33            25
    Deferred benefit ...............................         (263)          (30)
                                                         --------      --------
                                                             (230)           (5)
                                                         --------      --------
 Net income (loss) .................................     $  2,928      $   (295)
                                                         ========      ========
 Net income (loss) per share-basic .................     $    .23      $  (0.03)
                                                         ========      ========
 Net income (loss) per share-diluted ...............     $    .20      $  (0.03)
                                                         ========      ========
 Weighted average number of shares
   outstanding-basic ...............................       12,800        11,486
                                                         ========      ========
 Weighted average number of shares
   outstanding-diluted .............................       17,812        11,486
                                                         ========      ========

The accompanying notes to consolidated financial statements of Southern Mineral
     Corporation and subsidiaries are an integral part of these statements.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1999         1998
                                                          -------      --------
                                                               (UNAUDITED)

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ................................     $ 2,928      $   (295)
   Adjustments to net income ........................      (4,439)         (176)
                                                          -------      --------
              NET CASH USED IN OPERATING
                ACTIVITIES ..........................      (1,511)         (471)

 CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of properties ...............       6,204             5
    Acquisition of Amerac, net of cash received .....        --          (8,242)
    Acquisition of Neutrino, net of cash received ...         285          --
    Capital expenditures ............................      (1,161)       (8,136)
                                                          -------      --------
              NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES ................       5,328       (16,373)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of long-term debt ......................      (4,437)         --
    Proceeds from long-term debt ....................        --           7,800
    Debenture offering costs ........................        --             (12)
    Payments on note payable ........................        --            (208)
    Loan acquisition costs ..........................        (258)          (68)
                                                          -------      --------
              NET CASH (USED IN) PROVIDED BY
                FINANCING ACTIVITIES ................      (4,695)        7,512

 EFFECT OF EXCHANGE RATE CHANGES ON CASH ............          14          --
                                                          -------      --------
              NET DECREASE IN CASH AND CASH
                EQUIVALENTS .........................        (864)       (9,332)
 Cash and cash equivalents at beginning of period ...       1,541        10,011
                                                          -------      --------
 Cash and cash equivalents at end of period .........     $   677      $    679
                                                          =======      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest ..........................     $ 2,940      $  1,412
    Cash paid for taxes .............................          45            27

 NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of common stock in exchange for
      Amerac common stock ...........................     $     0      $ 15,000
    Issuance of common stock for property
      acquisition ...................................           0            50
    Directors' fees paid in stock ...................           5            82

The accompanying notes to consolidated financial statements of Southern Mineral
     Corporation and subsidiaries are an integral part of these statements.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998 and statements of cash flows for the three months then ended have been included.

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

For the period ended March 31, 1998, the issuance or conversion of potential common shares of 5,164,000 would have had an antidilutive effect on the diluted earnings per share calculation and therefore were not considered in the calculation of the diluted weighted average number of shares outstanding.

RECLASSIFICATIONS - Certain amounts in prior financial statements may have been reclassified to conform to the 1999 financial statement presentation.

COMPREHENSIVE INCOME - Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. The Company's total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                             1999          1998
                                                            ------        -----
Net income (loss) ..................................        $2,928        $(295)
Foreign currency translation adjustment ............           769           26
                                                            ------        -----
    Total comprehensive income (loss) ..............        $3,697        $(269)
                                                            ======        =====

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 2.  ACQUISITIONS AND DIVESTITURES

NEUTRINO

On June 23, 1998, the Company agreed to acquire 92.3% of the outstanding common shares of Neutrino Resources Inc. ("Neutrino"), which was effective as of June 30, 1998 and funded on July 2, 1998. On July 3, 1998, the Company initiated a compulsory acquisition of the remaining Neutrino shares outstanding, which was effective as of June 30, 1998 and funded on July 21, 1998. The Company acquired Neutrino through a cash tender offer for the common shares outstanding, and assumed Neutrino's bank debt and working capital deficit. Neutrino is an independent oil and gas company located in Calgary, Canada. The merger was accounted for as a purchase. The total purchase price of approximately $56,903,000, consisted of the following:

          Cash consideration for common stock ...........    $34,091,000
          Fair value of 324,430 shares of common stock...      1,095,000
          Debt assumed and working capital deficit ......     20,050,000
          Legal, accounting and transaction costs .......      1,667,000
                                                             -----------
                                                             $56,903,000
                                                             ===========

      The allocation of the purchase price is summarized as follows:

         Oil and gas properties and other assets (net)...    $ 66,333,000
         Deferred income taxes ..........................      (9,430,000)
                                                             ------------
                                                             $ 56,903,000
                                                             ============

Following the acquisition of Neutrino, the purchase price was reduced to reflect the proceeds from the sale of non-strategic assets in the amount of $3,390,000.

AMERAC

On January 28, 1998, the shareholders of both the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of the Company. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its Common Stock to acquire all of the outstanding common stock of Amerac and assumed Amerac's outstanding debt, which was approximately $8,700,000. The debt was retired upon consummation of the acquisition. The merger was effective on January 28, 1998, and was accounted for as a purchase. The total purchase price of approximately $24,820,000 consisted of the following :

             Issuance of Common Stock .................    $15,433,000
             Debt assumed and working capital .........      8,714,000
             Legal, accounting and transaction costs...        673,000
                                                           -----------
                                                           $24,820,000
                                                           ===========

Subsequent to the acquisition of Amerac, the purchase price was reduced by $7,919,000 to reflect the sale of non-strategic assets, including Amerac's Golden Trend properties for $6,969,000 on June 30, 1998 and the Riffe Field for $510,000 on July 1, 1998.

PRO FORMA

The following summarized pro forma (unaudited) information assumes the acquisitions of Neutrino and Amerac had occurred on January 1, 1998:

                                                    THREE MONTHS
                                                ENDED MARCH 31, 1998
                                               ---------------------
                                               (in thousands, except
                                                  per share data)

                  Revenues ......................    $ 7,759
                  Net loss ......................     (1,878)
                  Net loss per share-basic ......    $  (.15)
                  Net loss per share-diluted.....       (.15)

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

The above pro forma results are not necessarily indicative of those that would have occurred had the acquisitions taken place at the beginning of 1998. The above amounts reflect adjustments for interest on indebtedness incurred in connection with the transactions and depreciation, depletion and amortization on revalued property, plant and equipment. During 1998, the Company made additional acquisitions, none of which would have had a material effect on the historical results of operations of the Company. During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, Mississippi and New Mexico for approximately $6,000,000. The effect of this divestiture would not have had a material effect on the Company's historical results of operations.

NOTE 3.  LONG-TERM DEBT

Effective May 29, 1998, the Company amended its domestic bank credit facility to increase the borrowing base from $38,400,000 to $45,000,000. Subsequently, the credit facility has been reduced and restructured as a result of lower oil and natural gas price assumptions, the sale of certain domestic assets and the scheduled reduction discussed below. A restructured and amended credit facility ("Amended Credit Facility") was entered into on March 29, 1999. The Amended Credit Facility provides for a borrowing base of $19,353,000, plus a principal tranche of $12,500,000 ("Tranche A") that matures on September 1, 1999. The borrowing base reflects the $5,400,000 received in March 1999 for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. Following the closing of the remaining $600,000 in proceeds from the sale, the borrowing base was reduced to $18,830,000 on April 1, 1999. In addition to reductions which may result from the sale of assets, the borrowing base under the Amended Credit Facility reduces $40,000 per month and is subject to semi-annual redeterminations until maturity on June 1, 2001. The next borrowing base review is July 1, 1999. As of March 31, 1999 and December 31, 1998, Tranche A principal was classified as current portion of long-term debt in the Company's Consolidated Balance Sheet.

The Amended Credit Facility requires the Company, among other provisions, to:
(i) apply the majority of proceeds from asset sales to reduction in the outstanding principal under the credit facility (to the extent the assets are not otherwise encumbered), (ii) obtain lender's approval of the Company's domestic general and administrative expense budget and (iii) pay a $187,500 restructuring fee upon completion of a transaction that allows the Company to repay Tranche A principal. The Amended Credit Facility also reduced the Company's tangible net worth requirement beginning December 31, 1998. As of March 31, 1999 and May 4, 1999, the Company was in compliance with the terms and conditions of the Amended Credit Facility.

The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. Outstanding borrowings under the domestic bank credit facility were $31,853,000 at March 31, 1998. On May 4, 1999, outstanding borrowings under the Amended Credit Facility were $31,209,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (7.75% at March 31, 1999) to the extent of the borrowing base and at Bank Index Rate plus 1% on Tranche A principal.

The Company believes that it may be necessary to sell significant oil and gas assets to raise the substantial additional funds necessary to meet the September 1, 1999 maturity of Tranche A principal. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. If the Company is unable to raise the necessary funds, further restructuring of its Amended Credit Facility will be required or the Company could become in default on the full amount of its indebtedness, as discussed below. These circumstances resulted in the Company's independent auditors, in their opinion on the 1998 financial statements, disclosing their substantial doubt about the Company's ability to continue as a going concern. In February 1999, the Board of Directors of the Company retained CIBC Oppenheimer Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value. The Board is considering a number of proposals including a sale or merger of the Company, restructuring or a recapitalization. No assurance can be given as to whether the Company will be successful in implementing any of these current strategic alternatives on terms acceptable to the Company or its lenders.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $26,512,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At March 31, 1999, the Canadian Bank prime rate was 6.75% and the Bankers Acceptance Rate for 30-day maturities was 5.08%. Effective February 26, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $33,000,000 (US $21,872,000) and the interest rate was increased to prime plus 1/4% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At March 31, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $28,047,000 (US $18,590,000). On May 4, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $30,663,000 (US $21,106,000). However, after giving consideration to the minimum working capital requirement contained in the Canadian Credit Facility, the Company estimates that at May 4, 1999, there is very little remaining borrowing availability under the facility. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a working capital ratio of 1:1. In calculation of this ratio, any undrawn portion of the credit facility may be treated as if advanced and held in cash. The obligations under the Canadian Credit Facility are secured by substantially all of the assets of Neutrino. As of March 31, 1999 and May 4, 1999, Neutrino was in compliance with the terms of the credit facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

The Company's financial condition and liquidity are impacted by prices the Company receives for its oil and natural gas. In the first quarter of 1999, oil and natural gas prices continued to be weak, but began to strengthen early in the second quarter. Judgments by both domestic and Canadian lenders regarding the level of future oil and natural gas prices, among other things, will impact their borrowing base determinations for the Company's credit facilities.

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

The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and, as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. The Company's Amended Credit Facility contains provisions whereby a default under the Company's Canadian Credit Facility or pursuant to the 6.875% Convertible Subordinated Debentures indenture would create a default condition under the Amended Credit Facility. In such a default condition, the banks may declare amounts outstanding under the Amended Credit Facility to become immediately due and payable. In addition, the holders of Convertible Subordinated Debentures have acceleration rights if the Company is in payment default under either its Amended Credit Facility or Canadian Credit Facility.

Long-term debt consisted of the following at March 31, 1999 and December 31, 1998 (in thousands):

                                                       MARCH 31,   DECEMBER 31,
                                                         1999         1998
                                                        -------      -------
Domestic bank credit facility ......................    $31,853      $35,910
Canadian bank credit facility (U.S.  Dollars) ......     18,590       18,490
Convertible subordinated debentures ................     41,400       41,400
Other ..............................................        189          184
                                                        -------      -------
            Total indebtedness .....................     92,032       95,984
Less: Current maturities of long-term debt .........     13,169       13,124
      Canadian bank credit facility
        (U.S. Dollars) .............................     18,590       18,490
                                                        -------      -------
                                                        $60,273      $64,370
                                                        =======      =======

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4.  NATURAL GAS HEDGING

During 1998, the Company entered into natural gas price swaps with third parties to hedge a portion of its production from the effects of fluctuations in the market price of natural gas. The Company uses the deferral method of accounting for its natural gas price swaps and, therefore, offsets any gain or loss on the swap contract with the realized prices for its production. While the swaps reduce the Company's exposure to declines in the market price of natural gas, this also limits the Company's gains from increases in market price. At March 31, 1999, the Company had swap contracts on approximately 420 MMcf of natural gas for the period April through October 1999 at an average price of $2.135. The Company estimates the gain from unwinding the position to be approximately $42,000 at March 31, 1999.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company is involved in several lawsuits arising in the ordinary course of business, only one of which management believes presents the possibility of a material payment. The Company's Canadian subsidiary, Neutrino Resources Inc., was sued alleging damages resulting from the calculation of third party facility and processing fees at its Pine Creek Field, Alberta, Canada. The suit was filed on January 27, 1999 in the Court of Queen's Bench of Alberta in the Judicial District of Calgary by EnerMark Inc. The amount of alleged damages approximated Cdn $1,350,000 (US $900,000). On April 27, 1999 the lawsuit was discontinued following agreement by both parties to have their dispute dealt with in a final and binding arbitration. In advance of the arbitration process, Neutrino disbursed approximately Cdn $500,000 (US $330,000) to EnerMark Inc. and placed an additional Cdn $500,000 in a trust account pending the conclusion of the arbitration process. Although the outcome of the dispute cannot be predicted with certainty, management believes (based on discussions with its legal counsel) that the outcome of the arbitration process will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 6.  NASDAQ NATIONAL MARKET LISTING

The Company has been advised that it is not in compliance with Nasdaq Stock Market listing requirements due to the recent low price per share of its Common Stock. The Company has been granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. The previously scheduled delisting action has been stayed pending the hearing and the Nasdaq determination. The Company believes a delisting of its Common Stock would impair the liquidity of the Common Stock and capital raising flexibility of the Company. The Company cannot assure that it will be successful in maintaining its Nasdaq listing.

                  SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999
AS COMPARED TO THE QUARTER ENDED MARCH 31, 1998

Oil and gas revenues for the quarter ended March 31, 1999 were $5,621,000 compared to oil and gas revenues of $4,410,000 for the same period in 1998. The increase in revenues reflects an increase in oil and NGL production of 83% to 235,784 barrels and an increase in natural gas production of 40% to 1,722 MMcf in the first quarter of 1999 compared to the first quarter of 1998. The higher production levels in the first quarter of 1999 are due primarily to the acquisition of Neutrino Resources Inc. in July 1998, and the development of a discovery at the Brushy Creek Field in Texas during 1998. Declines in commodity prices offset much of the impact of the higher volumes.

The average realized oil price declined 28% from $14.47 per barrel in the first quarter of 1998 to $10.46 per barrel in the first quarter of 1999. Average realized natural gas prices declined 12% to $1.71 per Mcf during the first quarter of 1999 compared to $1.95 per Mcf in same period a year earlier.

During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, New Mexico and Mississippi for approximately $6,000,000. The gain on the sale of these assets was $5,073,000 compared to a gain of $4,000 on the sale of assets in the first quarter of 1998. The proceeds from asset sales in the first quarter of 1999 were used to reduce bank indebtedness and for other corporate purposes.

First quarter 1999 production costs, including production and ad valorem taxes, rose 79% to $2,081,000 compared to $1,163,000 in the first quarter of 1998. However, on an energy equivalent unit basis, production costs rose only 14% quarter-over-quarter.

General and administrative expenses were $1,040,000 in the first quarter of 1999, essentially unchanged from $1,060,000 in the prior year's first quarter. However, on an energy equivalent unit basis, costs declined 37% from the first quarter of 1998 to the same period in 1999.

Depreciation, depletion and amortization ("DD&A") increased 91% to $3,081,000 in the first quarter of 1999 compared to $1,610,000 in 1998. On a unit of equivalent production basis, DD&A increased 22% from $0.80 per Mcfe to $0.98 per Mcfe. The increase reflects the acquisition of Neutrino during 1998 at a higher per unit average cost.

Interest and debt expense in the quarter ended March 31, 1999 was $1,774,000 compared to $834,000 in the same period in 1998. The increase primarily reflects the additional indebtedness incurred and acquired in the Neutrino transaction in July 1998.

Tax benefits in the first quarter 1999 were $230,000 compared to $5,000 in the same period in 1998. The increase primarily reflects the increased pre-tax loss from the Company's Canadian operations in the first quarter of 1999 compared to the same period in 1998.

The Company recorded net income of $2,928,000, or $0.23 per basic share for the quarter ended March 31, 1999 compared to a net loss of $295,000 or $0.03 per basic share for the quarter ended March 31, 1998.

FOR THE QUARTER ENDED MARCH 31, 1998
AS COMPARED TO THE QUARTER ENDED MARCH 31, 1997

Oil and gas revenues for the quarter ended March 31, 1998, were $4,410,000, compared to oil and gas revenues for the same period in 1997 of $3,832,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, which are partially offset by lower commodity prices for both natural gas and crude oil. High production volumes were primarily due to the acquisition of Amerac Energy Corporation on January 28, 1998 and

BEC Energy, Inc. on May 20, 1997, as well as the acquisition of a working interest in the A. Philyaw 8-1 #1 on April 7, 1997, and the acquisition on June 13, 1997 of a 10% interest in the Santa Elena Concession located in the Santa Elena Peninsula in Ecuador.

Natural gas production in the three months ended March 31, 1998 was 1,233 MMcf, a 38% increase as compared to production for the same period in 1997 of 893 MMcf. The Company's crude oil and NGL production for the three months ended March 31, 1998 increased 149% to 128,699 barrels as compared to 51,652 barrels for the same period in 1997.

Average realized natural gas prices in the first quarter of 1998 decreased 32% to $1.95 per Mcf compared to $2.88 per Mcf in the same quarter of 1997. During the first quarter of 1998, crude oil prices decreased 34% to $14.47 per barrel, compared to $21.76 per barrel in the same period in 1997.

Production costs, including production and ad valorem taxes, increased in the first quarter of 1998 to $1,163,000, up 45% from $801,000 in the same period in 1997, due in part to the above mentioned acquisitions. On a cost per Mcfe basis, production costs for the three months ended March 31, 1998 decreased to $.58 per Mcfe, or 12% from $0.66 per Mcfe in 1997.

General and administrative expenses increased to $1,060,000 in the first quarter of 1998, up 70% from $622,000 in the first quarter of 1997. However, on a cost per Mcfe basis, general and administrative first quarter expenses increased only 4% in the first three months of 1998 to $0.53 per Mcfe from $0.51 per Mcfe in the same period of 1997. The increase in general and administrative expenses is due in part to $220,000 in accrued and paid bonuses in the first quarter of 1998 compared to $99,800 in the first quarter of 1997, and due to the acquisition of Amerac Energy Corporation in January 1998.

Exploration, dry hole and lease impairment expenses decreased in the quarter ended March 31, 1998 to $139,000, compared to $283,000 in the same period of 1997. The amount recorded in the quarter ended March 31, 1998 was primarily for seismic costs incurred in Ecuador, compared to costs associated with a dry hole drilled in Lavaca County, Texas in the same period in 1997. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

DD&A expense for the first quarter of 1998 increased to $1,610,000, up 133% from $691,000 in the first quarter of 1997, due primarily to the above mentioned acquisitions. The Company computes depreciation and depletion on each producing property on a unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates, and other factors. DD&A expenses increased in the first three months of 1998 to $.80 per Mcfe, up 40% from $0.57 per Mcfe in the same period of 1997.

Interest and debt expense in the quarter ended March 31, 1998 was $834,000, compared to $65,000 in the same period in 1997. Interest expense increased as a result of an increase in the outstanding bank debt and the issuance of $41,400,000 in 6.875% convertible subordinated debentures, which was used primarily to finance the above-mentioned acquisitions.

Tax (benefit) expense in the first quarter of 1998 and 1997 was ($5,000) and $458,000, respectively, with the decrease related to a loss in the 1998 period.

The Company reported a loss in the quarter ended March 31, 1998, of $295,000, or $.03 per basic share, compared to earnings of $1,111,000, or $0.12 per basic share, in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities, and the sale of non-strategic assets.

The Company's cash flow used in operating activities for the three months ended March 31, 1999 and 1998 was $ 1,511,000 and $471,000, respectively.

Effective May 29, 1998, the Company amended its domestic bank credit facility to increase the borrowing base from $38,400,000 to $45,000,000. Subsequently, the credit facility has been reduced and restructured as a result of lower oil and natural gas price assumptions, the sale of certain domestic assets and the scheduled reduction discussed below. A restructured and amended credit facility ("Amended Credit Facility") was entered into on March 29, 1999.

The Amended Credit Facility provides for a borrowing base of $19,353,000, plus a principal tranche of $12,500,000 ("Tranche A") that matures on September 1, 1999. The borrowing base reflects the $5,400,000 received in March 1999 for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. Following the closing of the remaining $600,000 in proceeds from the sale, the borrowing base was reduced to $18,830,000 on April 1, 1999. In addition to reductions which may result from the sale of assets, the borrowing base under the Amended Credit Facility reduces $40,000 per month and is subject to semi-annual redeterminations until maturity on June 1, 2001. The next borrowing base review is July 1, 1999. As of March 31, 1999 and December 31, 1998, Tranche A principal was classified as current portion of long-term debt in the Company's Consolidated Balance Sheet.

The Amended Credit Facility requires the Company, among other provisions, to:
(i) apply the majority of proceeds from asset sales to reduction in the outstanding principal under the credit facility (to the extent the assets are not otherwise encumbered), (ii) obtain lender's approval of the Company's domestic general and administrative expense budget and (iii) pay a $187,500 restructuring fee upon completion of a transaction that allows the Company to repay Tranche A principal. The Amended Credit Facility also reduced the Company's tangible net worth requirement beginning December 31, 1998. As of March 31, 1999 and May 4, 1999, the Company was in compliance with the terms and conditions of the Amended Credit Facility.

The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. Outstanding borrowings under the domestic bank credit facility were $31,853,000 at March 31, 1998. On May 4, 1999, outstanding borrowings under the Amended Credit Facility were $31,209,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (7.75% at March 31, 1999) to the extent of the borrowing base and at Bank Index Rate plus 1% on Tranche A principal.

The Company believes that it may be necessary to sell significant oil and gas assets to raise the substantial additional funds necessary to meet the September 1, 1999 maturity of Tranche A principal. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. If the Company is unable to raise the necessary funds, further restructuring of its Amended Credit Facility will be required or the Company could become in default on the full amount of its indebtedness, as discussed below. These circumstances resulted in the Company's independent auditors, in their opinion on the 1998 financial statements, disclosing their substantial doubt about the Company's ability to continue as a going concern. In February 1999, the Board of Directors of the Company retained CIBC Oppenheimer Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value. The Board is considering a number of proposals including a sale or merger of the Company, restructuring or a recapitalization. No assurance can be given as to whether the Company will be successful in implementing any of these current strategic alternatives on terms acceptable to the Company or its lenders.

Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $26,512,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At March 31, 1999, the Canadian Bank prime rate was 6.75% and the Bankers Acceptance Rate for 30-day maturities was 5.08%. Effective February 26, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $33,000,000 (US $21,872,000) and the interest rate was increased to prime plus 1/4% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At March 31, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $28,047,000 (US $18,590,000). On May 4, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $30,663,000 (US $21,106,000). However, after giving consideration to the minimum working capital requirement contained in the Canadian Credit Facility, the Company estimates that at May 4, 1999, there is very little remaining borrowing availability under the facility. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a working capital ratio of 1:1. In calculation of this ratio, any undrawn portion of the credit facility may be treated as if advanced and held in cash. The obligations under the Canadian Credit Facility are secured by substantially all of the assets of Neutrino. As of March 31, 1999 and May 4, 1999, Neutrino was in compliance with the terms of the credit facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

The Company's financial condition and liquidity are impacted by prices the Company receives for its oil and natural gas. In the first quarter of 1999, oil and natural gas prices continued to be weak, but began to strengthen early in the second quarter. Judgments by both domestic and Canadian lenders regarding the level of future oil and natural gas prices, among other things, will impact their borrowing base determinations for the Company's credit facilities.

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

The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and, as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. The Company's Amended Credit Facility contains provisions whereby a default under the Company's Canadian Credit Facility or pursuant to the 6.875% Convertible Subordinated Debentures indenture would create a default condition under the Amended Credit Facility. In such a default condition, the banks may declare amounts outstanding under the Amended Credit Facility to become immediately due and payable. In addition, the holders of Convertible Subordinated Debentures have acceleration rights if the Company is in payment default under either its Amended Credit Facility or Canadian Credit Facility.

The Company has been advised that it is not in compliance with Nasdaq Stock Market listing requirements due to the recent low price per share of its Common Stock. The Company has been granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. The previously scheduled delisting action has been stayed pending the hearing and the Nasdaq determination. The Company believes a delisting of its Common Stock would impair the liquidity of the Common Stock and capital raising flexibility of the Company. The Company cannot assure that it will be successful in maintaining its Nasdaq listing.

Capital spending in the first quarter of 1999 for development and exploration totaled $1,161,000 and was funded from cash flows from operating activities and bank debt. The Company's capital spending during 1999 is expected to be reduced significantly from 1998, and will be greatly influenced by the level of oil and gas prices, and the availability of excess funds, if any, beyond repayment of the September 1, 1999 Tranch A maturity. Capital availability from outside sources, including debt and equity markets, is expected to be limited.

The Company did not declare dividends in the three months ended March 31, 1999 and 1998. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's Amended Credit Facility.

YEAR 2000 COMPLIANCE

THE COMPANY'S STATE OF READINESS

The "Year 2000" problem concerns the ability of technology to properly recognize and process date sensitive information beyond December 31, 1999. The Company is in the process of evaluating its information technology (IT) and non-information technology. Year 2000 Committees have been formed at the Company's office in Houston and at the Company's Canadian subsidiary headquarters in Calgary. The Committees include members of senior management and key employees from major business units. The Committees assess Year 2000 issues; direct remedial actions necessary to minimize systems disruptions and other risks; contact significant third party purchasers, suppliers, vendors and operators with whom there are material transactions and data exchange; test internal hardware and software; and make appropriate contingency plans. Neutrino has engaged a consulting firm which has prepared a report on the Year 2000 readiness of Neutrino, including a detailed inventory of hardware and software priorities for action and an implementation plan. Additionally, the Company, on behalf of itself and its other subsidiaries, has contacted principal software vendors. Thus far, the Company has received a letter of compliance for its accounting and payroll systems and product conformity assurance for its reservoir engineering system. Additionally, the land lease record systems vendor has informed the Company that the system is Year 2000 compatible. The Company has no proprietary software. Purchased software and hardware systems have been installed and assembled by third party vendors that provide network and software IT services to the Company. Vendors have been engaged to evaluate the systems for Year 2000 compliance.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

Management expects the costs of compliance, excluding internal costs, will not exceed $120,000, which includes the evaluation, planning, replacement of the land and lease records systems at Neutrino and the replacement of several desktop computers and other hardware. Approximately $9,000 was expended in 1998, with the balance to be incurred in 1999. The amount spent during the first quarter of 1999 was not significant.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

Risks associated with the Year 2000 problem are potentially significant. Failure to remedy a critical system problem could have a material affect on the results of operations and financial condition. The Company has interests in operated and non-operated properties in the United States, Canada and Ecuador. The Company will continue to review and monitor software and equipment within its control. The Company will continue to contact operators of its non-operated properties and other third parties to determine their Year 2000 compliance procedures, but cannot warrant the readiness of those systems. As the Company is in the process of collecting this information from third parties, the Company cannot currently state whether its operations will be materially affected by third party compliance. However, the Company is not currently aware of any third party that could cause a significant business disruption. While there can be no assurance, the Company believes that it will be able to achieve Year 2000 compliance by the end of 1999 with respect to the Company's internal systems, and does not currently anticipate any disruption in its operations or any materially adverse effects to its financial condition, results of operations or cash flows as the result of any failure by the Company to be in compliance.

In a recent Securities and Exchange Commission ("SEC") release regarding Year 2000 disclosures, the SEC required public companies to disclose the most likely worst case Year 2000 scenario. Situations which must be included in any worst case scenario include: the possibility of widespread failure of oil and gas transportation systems, the inability of Company personnel to gain access to offices and other facilities, and the inability of customers to make payment for purchases. The effects of such occurrences would have a cumulative material adverse impact on the Company, although not quantifiable at this time.

THE COMPANY'S CONTINGENCY PLAN

Contingency plans are being developed at this time, and will be monitored and modified after the initial evaluation by the Year 2000 Committees is complete. The Company intends to have such plans in place by June 30, 1999.

DEFINITIONS

As used herein:

      Thousand cubic feet ("Mcf")
      Million cubic feet ("MMcf")
      Natural gas liquids ("NGL")
      Energy Equivalents Units (1 barrel of liquids = 6 Mcf of natural gas) Thousand cubic feet of gas equivalent ("Mcfe")

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

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact contained in this report, including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. When used herein, the words "budget", "expressions", "anticipate", "expects", "believes", "seeks", "goals", "plans", "strategy", "intends", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements and no assurance can be given that the expectations will prove correct. In reliance upon the Private Securities Litigation Reform Act of 1995, factors identified by the Company that could cause the Company's future results to differ materially from the results discussed in such forward-looking statements include the risks described under "Risk Factors" in Item 1 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph and shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks including the potential for adverse changes in oil and gas prices, foreign currency exchange rates and interest rates. There have been no material changes to the Company's disclosures about market risk from those contained in its 10-K, as amended, for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in several lawsuits arising in the ordinary course of business, only one of which management believes presents the possibility of a material payment. The Company's Canadian subsidiary, Neutrino Resources Inc., was sued alleging damages resulting from the calculation of third party facility and processing fees at its Pine Creek Field, Alberta, Canada. The suit was filed on January 27, 1999 in the Court of Queen's Bench of Alberta in the Judicial District of Calgary by EnerMark Inc. The amount of alleged damages approximated Cdn $1,350,000 (US $900,000). On April 27, 1999 the lawsuit was discontinued following agreement by both parties to have their dispute dealt with in a final and binding arbitration. In advance of the arbitration process, Neutrino disbursed approximately Cdn $500,000 (US $330,000) to EnerMark Inc. and placed an additional Cdn $500,000 in a trust account pending the conclusion of the arbitration process. Although the outcome of the dispute cannot be predicted with certainty, management believes (based on discussions with its legal counsel) that the outcome of the arbitration process will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Items 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS:

            27.1  -- Financial Data Schedule

        (b) REPORT ON FORM 8-K:

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUTHERN MINERAL CORPORATION

                                          By /s/ MICHAEL R. DAWSON
Date:  May 7, 1999                               Michael R. Dawson
                                            Vice President-Finance and
                                              Chief Financial Officer