Form 10-Q
period 1999-06-30
SOUTHERN MINERAL CORP
filed 1999-08-20
CIK 92223

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                 OR

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number: 0-8043

                          SOUTHERN MINERAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             NEVADA                                          36-2068676
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

   1201 LOUISIANA STREET, SUITE 3350                         77002-5609
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

                            Yes  [X]        No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 8/11/99, there were 12,932,397 shares of the Registrant's common stock outstanding.

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998                   3
 Unaudited Consolidated Statements of Operations for the three months and six months ended
       June 30, 1999 and 1998                                                                        4
 Unaudited Consolidated Statements of Cash Flows for the six months ended
      June 30, 1999 and 1998                                                                         5
 Notes to Unaudited Consolidated Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Financial Condition and Results of Operations                                                   12
    Liquidity and Capital Resources                                                                 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          20

Item 6.  Exhibits and Reports on Form 8-K                                                           20


                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                1999          1998
                                                                              --------     ------------
                                ASSETS                                      (Unaudited)
CURRENT ASSETS
Cash.....................................................................      $    902       $  1,541
Receivables..............................................................         4,653          5,602
Other....................................................................           696            633
                                                                               --------       --------
Total current assets.....................................................         6,251          7,776

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
Oil and gas producing properties.........................................       140,752        136,833
Mineral rights...........................................................           ---            167
Unproven properties......................................................         2,609          3,634
Office equipment.........................................................           545            580
Accumulated depreciation, depletion and amortization ....................       (33,326)       (27,027)
                                                                               --------       --------
                                                                                110,580        114,187
PROPERTIES HELD FOR SALE AND OTHER.......................................         5,948          6,327
                                                                               --------       --------
Total assets.............................................................      $122,779       $128,290
                                                                               ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable.........................................................      $  7,088       $ 10,300
Canadian bank loan.......................................................        20,355         18,490
Current portion of long-term debt........................................        12,897         13,124
                                                                               --------       --------
Total current liabilities................................................        40,340         41,914

LONG-TERM DEBT (LESS CURRENT PORTION)....................................        59,671         64,370
DEFERRED INCOME TAXES....................................................         7,219          7,279
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized 5,000,000
 shares at June 30, 1999; none issued....................................           ---            ---
Common stock, par value $.01 per share; authorized 50,000,000 shares at June 30, 1999; issued 12,925,397 and 12,884,672 shares
 at June 30, 1999 and December 31, 1998, respectively;
 outstanding 12,834,174 and 12,793,449 shares at June 30, 1999
 and December 31, 1998,  respectively....................................           129            128
Additional paid-in capital...............................................        30,864         30,848
Accumulated other comprehensive loss-foreign currency translation
 adjustment..............................................................          (814)        (2,304)
Retained deficit.........................................................       (14,578)       (13,893)
Less: Treasury stock.....................................................           (52)           (52)
                                                                               --------       --------
Total stockholders' equity...............................................        15,549         14,727
                                                                               --------       --------
Total liabilities and stockholders' equity...............................      $122,779       $128,290
                                                                               ========       ========

   The accompanying notes to unaudited consolidated financial statements of
                         Southern Mineral Corporation
          and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                -------------------------           ------------------------
                                                                 1999              1998              1999              1998
                                                                ------            -------           -----             ------
                                                                        (UNAUDITED)                         (UNAUDITED)
REVENUE
Oil and gas...............................................     $ 6,235            $ 4,367           $11,856           $ 8,777
Gains (loss) on sales of properties and other assets......         (32)                (7)            5,041                (3)
                                                               -------            -------           -------           -------
                                                                 6,203              4,360            16,897             8,774
EXPENSES
Production................................................       2,227              2,023             4,308             3,186
Exploration...............................................       1,894              1,527             1,942             1,666
Impairment................................................         209                ---               209               ---
Depreciation, depletion and amortization..................       2,728              1,619             5,808             3,229
General and administrative................................       1,055                842             2,095             1,902
                                                               -------            -------           -------           -------
                                                                 8,113              6,011            14,362             9,983
                                                               -------            -------           -------           -------
Income (loss) from operations.............................      (1,910)            (1,651)            2,535            (1,209)

Other income, expenses and deductions
Interest and other income.................................           9                 48                36               140
Interest and debt expense.................................      (1,795)              (952)           (3,569)           (1,786)
                                                               -------            -------           -------           -------
Loss before income taxes..................................      (3,696)            (2,555)             (998)           (2,855)
Provision (benefit) for foreign, federal and state income
 taxes....................................................
Current provision (benefit)...............................          79                (37)              112               (12)
Deferred provision (benefit)..............................        (161)                19              (424)              (11)
                                                               -------            -------           -------           -------
                                                                   (82)               (18)             (312)              (23)
                                                               -------            -------           -------           -------
Net loss..................................................     $(3,614)           $(2,537)          $  (686)          $(2,832)
                                                               =======            =======           =======           =======
Net loss per share-basic..................................     $  (.28)           $ (0.20)          $ (0.05)          $ (0.24)
                                                               =======            =======           =======           =======
Net loss per share-diluted                                     $  (.28)           $ (0.20)          $ (0.05)          $ (0.24)
                                                               =======            =======           =======           =======
Weighted average number of shares outstanding-basic.......      12,814             12,503            12,807            11,997
                                                               =======            =======           =======           =======
Weighted average number of shares outstanding-diluted.....      12,814             12,503            12,807            11,997
                                                               =======            =======           =======           =======

    The accompanying notes to unaudited consolidated financial statements of
                          Southern Mineral Corporation
           and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                          ---------------------------------
                                                                                            1999                      1998
                                                                                          --------                  -------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss........................................................................             $  (686)                $ (2,832)
Adjustments to net income ......................................................                 101                    3,797
                                                                                             -------                 --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.............................                (585)                     965

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties ..............................................               6,410                       19
Acquisition of Amerac, net of cash received ....................................                 ---                   (2,187)
Acquisition of Neutrino, net of cash received ..................................                 ---                  (34,200)
Capital expenditures ...........................................................              (1,600)                 (10,841)
Other...........................................................................                 ---                       (2)
                                                                                             -------                 --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............................               4,810                  (47,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt .....................................................              (3,836)                  (6,500)
Proceeds from long-term debt....................................................                 ---                   43,700
Reorganization costs............................................................                (522)                     ---
Payment on Canadian debentures..................................................                (190)                     ---
Debenture offering costs .......................................................                 ---                      (12)
Payments on note payable .......................................................                 ---                     (208)
Loan acquisition costs..........................................................                (339)                    (156)
Proceeds from issuance of common stock..........................................                 ---                       (7)
                                                                                             -------                 --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............................              (4,887)                  36,817

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................                  23                      (20)
                                                                                             -------                 --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................                (639)                  (9,449)
Cash and cash equivalents at beginning of period ...............................               1,541                   10,011
                                                                                             -------                 --------
Cash and cash equivalents at end of period .....................................             $   902                 $    562
                                                                                             =======                 ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest..........................................................             $ 3,659                 $  1,609
Cash paid for taxes.............................................................                  73                      109

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in exchange for Amerac common stock....................         $       ---                 $ 15,000
Issuance of common stock for property acquisition...............................                 ---                       50
Directors' fees paid in stock...................................................                  16                      107

    The accompanying notes to unaudited consolidated financial statements of
                          Southern Mineral Corporation
           and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, the results of operations for the three and six months ended June 30, 1999 and 1998 and statements of cash flows for the six months then ended have been included.

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

For the quarter ended June 30, 1999 and 1998, respectively, the issuance or conversion of potential common shares of 5,012,000 and 5,564,000 and for the six months ended June 30, 1999 and 1998, respectively, 5,012,000 and 5,599,000 potential common shares would have had an antidilutive effect on the diluted earnings per share calculation and therefore were not considered in the calculation of the diluted weighted average number of shares outstanding.

Reclassifications - Certain amounts in prior financial statements may have been reclassified to conform to the 1999 financial statement presentation.

Comprehensive Income - Comprehensive income includes all changes in a company's equity, except those resulting from investments by owners and distributions to owners, including, among other things, foreign currency translation adjustments. The Company's total comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was as follows (in thousands):

                                                     SIX MONTHS ENDED
                                                           JUNE 30,
                                                ------------------------
                                                1999                1998
                                                ----                ----
     Net loss                                  $ (686)            $(2,832)
     Foreign currency translation adjustment    1,490                (133)
                                               ------             -------
     Total comprehensive income (loss)         $  804             $(2,965)
                                               ======             =======

NOTE 2.  ACQUISITIONS AND DIVESTITURES

Neutrino

On June 23, 1998, the Company agreed to acquire 92.3% of the outstanding common shares of Neutrino Resources Inc. ("Neutrino"), which was effective as of June 30, 1998 and funded on July 2, 1998. On July 3, 1998, the Company initiated a compulsory acquisition of the remaining Neutrino shares outstanding, which was effective as of June 30, 1998 and funded on July 21, 1998. The Company acquired Neutrino through a cash tender offer for the common shares outstanding and assumed

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

Neutrino's bank debt and working capital deficit. Neutrino is an independent oil and gas company located in Calgary, Canada. The merger was accounted for as a purchase. The total purchase price of approximately $57,198,000 consisted of the following:

 Cash consideration for common stock                    $34,091,000
 Fair value of 324,430 shares of common stock             1,095,000
 Debt assumed and working capital deficit                20,307,000
 Legal, accounting and transaction costs                  1,705,000
                                                        -----------
                                                        $57,198,000
                                                        ===========

The allocation of the purchase price is summarized as follows:

 Oil and gas properties and other assets (net)           $66,760,000
 Deferred income taxes                                    (9,562,000)
                                                         -----------
                                                         $57,198,000
                                                         ===========

Following the acquisition of Neutrino, the purchase price was reduced to reflect the proceeds from the sale of non-strategic assets in the amount of $3,390,000.

Amerac

On January 28, 1998, the shareholders of both the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of the Company. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its Common Stock to acquire all of the outstanding common stock of Amerac and assumed Amerac's outstanding debt, which was approximately $8,700,000. The debt was retired upon consummation of the acquisition. The merger was effective on January 28, 1998, and was accounted for as a purchase. The total purchase price of approximately $24,820,000 consisted of the following:

 Issuance of Common Stock                                $15,433,000
 Debt assumed and working capital                          8,714,000
 Legal, accounting and transaction costs                     673,000
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

On July 21, 1999 the Company announced its intent to sell properties consisting of certain proven and unproven property interests in Texas to ANR Production Company for $16.28 million, subject to certain adjustments. The properties include all of the Company's interest in the Brushy Creek and Texan Gardens Fields in Dewitt, Lavaca and Hidalgo counties of Texas. On July 30, 1999 the sale of its interests in the Brushy Creek Field in Lavaca and Dewitt counties of Texas was closed for $15.2 million. Closing on the Texan Gardens field was extended for up to 30 days, subject to the satisfaction of certain conditions. The effect of this divestiture would have had a material effect on the Company's historical results of operations.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


The following summarizes pro forma (unaudited) results of the Company as though the disposition of Brushy Creek and the acquisition of Neutrino and Amerac had occurred on January 1, 1998.

                                             SIX MONTHS           SIX MONTHS
                                        ENDED JUNE 30, 1998  ENDED JUNE 30, 1999
                                        -------------------  -------------------
    Revenues......................              $14,037              $15,957
    Net loss......................               (5,753)                (544)
    Net loss per share--basic.....              $  (.42)             $  (.04)
    Net loss per share--diluted...                 (.42)                (.04)

The preceding pro forma results are not necessarily indicative of those that would have occurred had the acquisitions and dispositions taken place at the beginning of 1998. During 1998, the Company made additional acquisitions, none of which would have had a material effect on the historical results of operations of the Company. During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, Mississippi and New Mexico for approximately $6,000,000. The effect of this divestiture would not have had a material effect on the Company's historical results of operations.

NOTE 3.  LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 1999 and December 31, 1998 (in thousands):

                                                       JUNE 30,   DECEMBER 31,
                                                         1999         1998
                                                       --------   ------------
Domestic bank credit facility                          $ 31,168     $ 35,910
Canadian bank credit facility (U.S.  Dollars)            20,355       18,490
Convertible subordinated debentures                      41,400       41,400
Other                                                       ---          184
                                                       --------     --------
  Total indebtedness                                     92,923       95,984
Less:   Current maturities of long-term debt             12,897       13,124
 Canadian bank credit facility (U.S. Dollars)            20,355       18,490
                                                       --------     --------
                                                       $ 59,671     $ 64,370
                                                       ========     ========

Effective May 29, 1998, the Company amended its domestic bank credit facility to increase the borrowing base from $38,400,000 to $45,000,000. Subsequently, the credit facility has been reduced and restructured as a result of lower oil and natural gas price assumptions, the sale of certain domestic assets and the scheduled reduction. A restructured and amended credit facility ("Amended Credit Facility") was entered into on March 29, 1999. The Amended Credit Facility provided for a borrowing base of $19,353,000, plus a principal
tranche  of  $12,500,000   ("Tranche A")  that matures on September 1, 1999.
The borrowing base was reduced to $18,830,000 on April 1, 1999 reflecting the $6,000,000 received in March and April 1999 for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. On July 30, 1999 the sale of the Company's interests in the Brushy Creek Field in Lavaca and Dewitt counties of Texas was closed for $15.2 million. The net proceeds after closing costs were applied to the Company's domestic bank facility with $5 million being applied to the borrowing base facility and $9.6 million to the Tranche A obligation. Closing on the Texan Gardens Field was extended for up to 30 days. The Company is currently in discussions with its lenders regarding a revision to the Amended Credit Facility. The lenders have proposed that the proceeds from the sale of the Texan Gardens Field can be retained by the Company and used for general corporate purposes. In addition, the lenders have indicated that the new borrowing base will become $15,000,000 to be reduced by principal payment of $100,000 in August, $40,000 in September and October 1999, and $300,000 each month thereafter; will be subject to semi-annual redeterminations until maturity on June 1, 2001; and will be reviewed as of January 1, 2000. The lenders have further indicated that the Tranche A will be reduced to $1,500,000 and become due on January 1, 2000. As of June 30, 1999 and December 31, 1998, Tranche A principal was classified as current portion of long-term debt in the Company's Consolidated Balance Sheet.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

The proposed revision to the Amended Credit Facility would require the Company, among other provisions, to: (i) apply the majority of proceeds from asset sales to reduction in the outstanding principal under the credit facility (to the extent the assets are not otherwise encumbered), (ii) obtain lender's approval of the Company's domestic general and administrative expense budget and (iii) pay a $287,500 restructuring fee. The Amended Credit Facility also reduced the Company's tangible net worth requirement beginning December 31, 1998. As of June 30, 1999 and August 10, 1999, the Company was in compliance with the terms and conditions of the Amended Credit Facility, as revised.

The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. Outstanding borrowings under the domestic bank credit facility were $31,168,000 at June 30, 1999. On August 10, 1999, outstanding borrowings under the Amended Credit Facility were $16,533,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (7.75% at June 30, 1999) to the extent of the borrowing base utilized and at Bank Index Rate plus 1% on Tranche A principal.

The Company believes that it may be necessary to sell additional oil and gas assets or obtain additional borrowing from its current or new lenders to raise the additional funds necessary to meet the current September 1, 1999 or proposed revised January 1, 2000 maturity of Tranche A principal. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. If the Company is unable to raise the necessary funds, further restructuring of its Amended Credit Facility will be required or the Company could be in default on the full amount of its indebtedness, as discussed below.

Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At June 30, 1999, the Canadian Bank prime rate was 6.25% and the Bankers Acceptance Rate for 30-day maturities was 4.62%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At June 30, 1999, outstanding borrowings under
the Canadian Credit Facility were Cdn $30,051,000 (US $20,443,000).   On August
10, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $29,725,000 (US $20,221,000). The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a working capital of no more than negative Cdn $1,500,000 through September 30, 1999 and Cdn $0 through maturity. The borrowing base under the Canadian Credit Facility reduces Cdn $500,000 per month beginning August 28, 1999 and is subject to semi-annual redeterminations. The next borrowing base review is September 30, 1999. As of June 30, 1999 and August 10,
1999, Neutrino was in compliance with the terms of the credit facility.   The
outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

The Company's financial condition and liquidity are impacted by prices the Company receives for its oil and natural gas. In the first quarter of 1999, oil and natural gas prices continued to be weak, but began to strengthen early in the second quarter and have continued to strengthen through the third quarter. Judgments by both domestic and Canadian lenders regarding the level of future oil and natural gas prices, among other things, will impact their borrowing base determinations for the Company's credit facilities.

On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures are convertible into Common Stock of the Company at any time prior to maturity at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions.

The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. Failure to make the September 1, 1999 (or January 1, 2000, if extended) payment would be a default under our domestic credit facility, and the lenders would have the right to demand payment in full of the debt outstanding under this facility which is currently $16.5 million including Tranche A. On October 1, 1999, a cash interest payment of approximately $1.4 million is due on the debentures. The Company will most likely not have sufficient available cash to make this interest payment. Failure to make the October 1, 1999 payment by October 30, 1999 would be a default under the indenture governing the debentures, and most likely would result in a demand for full payment of the debentures. Failure to timely pay the September 1, 1999 payment to the lenders under our domestic credit facility or the October 1, 1999 interest payment on the debentures would be a default under our Canadian credit facility, and would most likely result in a demand for payment in full of the debt outstanding under that facility. The Company's Amended Credit Facility contains provisions whereby a default under the Company's Canadian Credit Facility or to the 6.875% convertible subordinated debentures would create a default condition under the Amended Credit Facility. In such a default condition, the banks may declare amounts outstanding under the Amended Credit Facility to become immediately due and payable. In addition, the holders of convertible subordinated debentures have acceleration rights if the Company is in payment default under either its Amended Credit Facility or Canadian Credit Facility.

The Company's financial condition at the end of 1998 resulted in the Company's independent auditors, in their opinion on the 1998 financial statements, disclosing their substantial doubt about the Company's ability to continue as a going concern. In February 1999, the Board of Directors of the Company retained CIBC World Markets Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value. On July 21, 1999 the Company announced that its Board of Directors has approved a restructuring of the Company that involves a $20.6 million equity infusion, the sale of the Brushy Creek and Texan Gardens Fields and an exchange offer for its 6.875% convertible subordinated debentures due 2007. The restructuring plan, as initially filed with the Securities and Exchange Commission, will substantially reduce the current common stockholders interest in the Company. The restructuring plan comes after an extensive process by the Company to evaluate strategic opportunities for the Company to maximize shareholder value. The Company expects that the restructuring, including the equity infusion and the asset sale, will improve the Company's financial condition and allow the Company to pursue new opportunities for growth in the future. There are no assurances that the restructuring will be completed.

NOTE 4.  NATURAL GAS AND OIL HEDGING

The Company has entered into natural gas and oil price swaps with third parties to hedge a portion of its production from the effects of fluctuations in the market price of natural gas and oil. While the swaps reduce the Company's exposure to declines in the market price of natural gas and oil, this also limits the Company's gains from increases in market price. At June 30, 1999, the Company had domestic swap contracts on approximately 480 MMcf of natural gas for the period July through October 1999 at an average price of $2.213 and approximately 53,750 barrels of oil for the period July 1999 through January 2000 at an average price of $20.04. The Company estimates the fair market value of the open position to be an unrealized loss of approximately $66,000 at June 30, 1999.

At June 30, 1999 Neutrino had Canadian swap contracts on approximately 111 MMcf of natural gas for the period July through October 1999 at an average price of Cdn $3.00 (US $2.00) and approximately 46,000 barrels of oil for the period July through December 1999 at an average price of Cdn $26.185 (US $17.47). The Company estimates the fair market value of the open position to be an unrealized loss of approximately Cdn $45,000 (US $30,000) at June 30, 1999.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company is involved in several lawsuits arising in the ordinary course of business, only one of which management believes presents the possibility of a material payment. The Company's Canadian subsidiary, Neutrino Resources Inc., was sued alleging damages resulting from the calculation of third party facility and processing fees at its Pine Creek Field, Alberta, Canada. The suit was filed on January 27, 1999 in the Court of Queen's Bench of Alberta in the Judicial District of Calgary by EnerMark Inc. The amount of alleged damages approximated Cdn $1,350,000 (US $900,000). On April 27, 1999 the lawsuit was discontinued following agreement by both parties to have their dispute dealt with in a final and binding arbitration. In advance of the arbitration process, Neutrino disbursed approximately Cdn $500,000 (US $330,000) to EnerMark Inc. and placed an additional Cdn $500,000 (US $330,000) in a trust account pending the conclusion of the arbitration process. On July 16, 1999 the Company agreed to settle the suit. The terms of the settlement provides that EnerMark will receive the amount held in trust and an additional estimated Cdn $440,000 (US$290,000) payable in monthly installments of Cdn $100,000 (US $66,000) beginning July 31, 1999. All costs were accrued for at June 30, 1999.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6.  NASDAQ NATIONAL MARKET LISTING

The Company was advised that it was not in compliance with Nasdaq Stock Market listing requirements due to the recent low price per share of its Common Stock. The Company was granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. Subsequently, the Company was notified that effective with the close of business on August 4, 1999, its securities including convertible subordinated debentures were delisted from the Nasdaq National Market. The Company's securities are now traded on the OTC Bulletin Board. The Company has requested a review of the delisting decision by the Nasdaq Review Council. The Company believes the delisting of its Common Stock will impair the liquidity of the Common Stock and capital raising flexibility of the Company. The Company cannot assure that it will be successful in its request to Nasdaq to reverse its delisting decision.

NOTE 7.  SUBSEQUENT EVENTS

On July 21, 1999 the Company announced that its Board of Directors has approved a restructuring of the Company that involves a $20.6 million equity infusion, the sale of the Brushy Creek and Texan Gardens Fields and an exchange offer for its 6.875% convertible subordinated debentures due 2007. The restructuring plan as initially filed with the Securities and Exchange Commission, will substantially reduce the current common shareholders interest in the Company. The restructuring plan comes after an extensive process by the Company to evaluate strategic opportunities for the Company to maximize value for its shareholders and debenture holders. The Company expects that the restructuring, including the equity infusion and the asset sale, will improve the Company's financial condition and allow the Company to pursue new opportunities for growth in the future. Successful completion of the restructuring is not assured. If the restructuring does not occur prior to the interest payment in October 1999, the Company believes that it may be necessary to sell additional oil and gas properties or secure additional borrowings from its current or new lenders to fund the payment. There are no assurances that (i) the Company will be able to complete any such sales, (ii) any such sales will be on terms favorable to the Company, (iii) the Company will be able to secure additional borrowing or
(iv) the terms of such additional borrowings will be favorable to the Company.

The sale of the Brushy Creek and Texan Gardens Fields consists of the sale of certain proven and unproven property interests to ANR Production Company for
$16.28 million, subject to certain adjustments.   On July 30, 1999 the sale of
its interests in the Brushy Creek Field in Lavaca and Dewitt counties of Texas was closed for $15.2 million. The net proceeds after closing costs were applied to the Company's domestic bank facility with $5 million being applied to the borrowing base facility and $9.6 million to the Tranche A obligation. Closing on the Texan Gardens field was extended for up to 30 days, subject to the satisfaction of certain conditions, but is not conditioned on the restructuring transactions described below. Based on discussions with its lenders, the Company expects that the proceeds from the remainder of the sale will be used primarily for general corporate purposes and costs associated with the financial restructuring.

The financial restructuring involves a $20.6 million equity investment by affiliates of EnCap Investments L.L.C. (EnCap) in exchange for 43,829,787 newly issued shares of the Company's Common Stock pursuant to a Stock Purchase Agreement, which number of shares will represent a controlling interest in the Company. The EnCap transaction is conditioned upon, among other things, exchange of at least 98% of the Company's outstanding convertible debentures for a combination of cash, Common Stock, warrants to purchase Common Stock and receipt of certain third party consents. For each $1,000 principal amount of convertible debentures (including accrued interest), the Company will offer to exchange (1)
377.8 shares of Common Stock, (2) warrants to purchase 188.9 shares of Common Stock for a period of three years for an exercise price of $1.50 per share, and
(3) $241.50 in cash. Consummation of the restructuring is also conditioned upon shareholder approval of the issuance of the additional shares to EnCap and the shares and warrants to the debentureholders. Certain fees will be payable to EnCap in connection with the transactions.

If the exchange offer is unsuccessful, but certain other conditions are met, the Company may proceed with the EnCap investment and the restructuring of its capital structure through a prepackaged plan of reorganization under Chapter 11 of the U. S. Bankruptcy Code. No assurance can be given that such transactions can be consummated on acceptable terms.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999
AS COMPARED TO THE QUARTER ENDED JUNE 30, 1998

Oil and gas revenues for the quarter ended June 30, 1999 were $6,235,000 compared to oil and gas revenues of $4,367,000 for the same period in 1998. The increase in revenues reflects an increase in oil and NGL production of 49% to 206,835 barrels and an increase in natural gas production of 37% to 1,426 MMcf in the second quarter of 1999 compared to the second quarter of 1998. The higher production levels in the second quarter of 1999 are due primarily to the acquisition of Neutrino Resources Inc. in July 1998 ("the Neutrino Acquisition") and the development of a discovery at the Brushy Creek Field in Texas during 1998.

The average realized oil price increased 12% from $13.10 per barrel in the second quarter of 1998 to $14.70 per barrel in the second quarter of 1999. Average realized natural gas prices declined 5% to $2.12 per Mcf during the second quarter of 1999 compared to $2.24 per Mcf in same period a year earlier.

Second quarter 1999 production costs, including production and ad valorem taxes, rose 10% to $2,227,000 compared to $2,023,000 in the second quarter of 1998 but on an energy equivalent unit basis declined 22% quarter-over-quarter. Contributing to the increased production costs were the Neutrino Acquisition and the development of a discovery at the Brushy Creek Field in Texas during 1998.

General and administrative expenses were $1,055,000 in the second quarter of 1999, an increase of 25% from $842,000 in the prior year's second quarter resulting primarily from general and administrative expenses associated with the Neutrino Acquisition. However, on an energy equivalent unit basis, costs declined 11% from the second quarter of 1998 to the same period in 1999.

Depreciation, depletion and amortization ("DD&A") increased 68% to $2,728,000 in the second quarter of 1999 compared to $1,619,000 in 1998. On a unit of equivalent production basis, DD&A increased 19% from $0.86 per Mcfe to $1.02 per Mcfe. The increase reflects the Neutrino Acquisition during 1998 at a higher per unit average depletion cost.

Exploration, dry hole and lease impairment expenses increased to $2,103,000 from $1,527,000 in the three months ended June 30, 1999 compared to 1998. The 1998 expense is due primarily to a dry hole drilled in Lafourche Parish, Louisiana in which the Company had a 93% working interest. The 1999 expense is a primarily from impairments of a portion of the property held for resale and non-producing properties.

Interest and debt expense in the quarter ended June 30, 1999 was $1,795,000 compared to $952,000 in the same period in 1998. The increase primarily reflects the additional indebtedness incurred and acquired in July 1998 as a result of the Neutrino Acquisition.

Tax benefits in the second quarter of 1999 were $82,000 compared to $18,000 in the same period in 1998. The increase primarily reflects the increased pre-tax loss from the Company's Canadian operations in the second quarter of 1999 compared to the same period in 1998.

The Company recorded a net loss of $3,614,000, or a loss of $0.28 per basic share for the quarter ended June 30, 1999, compared to a net loss of $2,537,000 or a loss of $0.20 per basic share for the quarter ended June 30, 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 1999
AS COMPARED TO THE SIX MONTHS ENDED JUNE, 1998

Oil and gas revenues for the six months ended June 30, 1999, were $11,856,000, compared to oil and gas revenues for the same period in 1998 of $8,777,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, which are partially offset by lower commodity prices for both natural gas and crude oil. High production volumes were primarily due to the Neutrino Acquisition in July 1998.

Natural gas production in the six months ended June 30, 1999 was 3,148 MMcf, a 38% increase as compared to production for the same period in 1998 of
2,277  MMcf.   The  Company's  crude  oil  and NGL production for the six months ended June 30, 1999 increased 65% to 442,619 barrels as compared to 267,655 barrels for the same period in 1998.

Average realized natural gas prices in the six months ended June 30, 1999 decreased 9% to $1.90 per Mcf compared to $2.09 per Mcf in the same six months of 1998. During the six months of 1999, crude oil prices decreased 9% to $12.45 per barrel, compared to $13.75 per barrel in the same period in 1998.

Gas production costs, including production and ad valorem taxes, increased in the six months June 30, 1999 to $4,308,000, up 35% from $3,186,000 in the same period in 1998, due in part to the Neutrino Acquisition. On a cost per Mcfe basis, production costs for the six months ended June 30, 1999 decreased to $0.74 per Mcfe, or 10% from $0.82 per Mcfe in 1998.

General and administrative expenses increased to $2,095,000 in the six months ended June 30, 1999, up 10% from $1,902,000 in the six months of 1998. However, on a cost per Mcfe basis, general and administrative expenses decreased 27% in the first six months of 1999 to $0.36 per Mcfe from $0.49 per Mcfe in the same period of 1998. The increase in general and administrative expenses for 1999 when compared to 1998 is not as great as would have been expected due to the Neutrino acquisition because 1998 included accrued and paid bonuses of $360,000 with no corresponding amounts in 1999.

Exploration, dry hole and lease impairment expenses increased in the six months ended June 30, 1999 to $2,151,000, compared to $1,666,000 in the same period of 1998. The amount recorded in the six months ended June 30, 1998 was due primarily to a dry hole drilled in Lafourche Parish, Louisiana in which the Company had a 93% working interest. The 1999 expense is primarily from impairments of a portion of the property held for sale and non-producing properties. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

DD&A expense for the six months ended June 30, 1999 increased to $5,808,000, up 80% from $3,229,000 in the six months ended June 1998. The Company computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in the first six months of 1999 to $1.00 per Mcfe, up 20% from $0.83 per Mcfe in the same period of 1998. The increase reflects the Neutrino Acquisition during 1998 at a higher per unit average depletion cost.

Interest and debt expense in the six months ended June 30, 1999 was $3,569,000, compared to $1,786,000 in the same period in 1998. Interest expense increased as a result of an increase in the outstanding bank debt incurred and assumed with the Neutrino Acquisition in July 1998.

Tax benefit in the six months ended June 30, 1999 and 1998 was $312,000 and $23,000, respectively. The increase primarily reflects the increased pre-tax loss from the Company's Canadian operations compared to same period in 1998.

The Company reported a loss in the six months ended June 30, 1999, of $686,000, or loss of $.05 per basic share, compared to loss of $2,832,000, or loss of $0.24 per basic share, in the same period in 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities and the sale of non-strategic assets.

The Company's cash flow (deficit) used in operating activities for the six months ended June 30, 1999 and 1998 was ($585,000) and $965,000, respectively.

Effective May 29, 1998, the Company amended its domestic bank credit facility to increase the borrowing base from $38,400,000 to $45,000,000. Subsequently, the credit facility has been reduced and restructured as a result of lower oil and natural gas price assumptions, the sale of certain domestic assets and the scheduled reduction discussed below. A restructured and amended credit facility ("Amended Credit Facility") was entered into on March 29, 1999. The Amended Credit Facility provided for a borrowing base of $19,353,000, plus a principal tranche of $12,500,000 ("Tranche A") that matures on September 1, 1999. The borrowing base was reduced to $18,830,000 on April 1, 1999, reflecting the $6,000,000 received in March and April 1999 for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. On July 30, 1999 the sale of the Company's interests in the Brushy Creek Field in Lavaca and Dewitt counties of Texas was closed for $15.2 million. The net proceeds after closing costs were applied to the Company's domestic bank facility with $5 million being applied to the borrowing base facility and $9.6 million to the Tranche A obligation. Closing on the Texan Gardens Field was extended for up to 30 days. The Company is currently in discussions with its lenders regarding a revision to the Amended Credit Facility. The lenders have proposed that the proceeds from the sale of the Texan Gardens Field can be retained by the Company and used for general corporate purposes. In addition, the lenders have indicated that the new borrowing base will become $15,000,000 to be reduced by principal payment of $100,000 in August, $40,000 in September and October 1999, and $300,000 each month thereafter; will be subject to semi-annual redeterminations until maturity on June 1, 2001; and will be reviewed as of January 1, 2000. The lenders have further indicated that the Tranche A will be reduced to $1,500,000 and become due on January 1, 2000. As of June 30, 1999 and December 31, 1998, Tranche A principal was classified as current portion of long-term debt in the Company's Consolidated Balance Sheet.

The proposed revision to the Amended Credit Facility would require the Company, among other provisions, to: (i) apply the majority of proceeds from asset sales to reduction in the outstanding principal under the credit facility (to the extent the assets are not otherwise encumbered), (ii) obtain lender's approval of the Company's domestic general and administrative expense budget and (iii) pay a $287,500 restructuring fee. The Amended Credit Facility also reduced the Company's tangible net worth requirement beginning December 31, 1998. As of June 30, 1999 and August 10, 1999, the Company was in compliance with the terms and conditions of the Amended Credit Facility, as revised.

The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. Outstanding borrowings under the domestic bank credit facility were $31,168,000 at June 30, 1999. On August 10, 1999, outstanding borrowings under the Amended Credit Facility were $16,533,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (7.75% at June 30, 1999) to the extent of the borrowing base and at Bank Index Rate plus 1% on Tranche A principal.

The Company believes that it may be necessary to sell additional oil and gas assets or obtain additional borrowing from its current or new lenders to raise the additional funds necessary to meet the September 1, 1999 or proposed revised January 1, 2000 maturity of Tranche A principal. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. If the Company is unable to raise the necessary funds, further restructuring of its Amended Credit Facility will be required or the Company could become in default on the full amount of its indebtedness, as discussed below.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee.

At June 30, 1999, the Canadian Bank prime rate was 6.25% and the Bankers Acceptance Rate for 30-day maturities was 4.62%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties and the Company's financial condition. At June 30, 1999, outstanding borrowings under
the Canadian Credit Facility were Cdn $30,051,000 (US $20,443,000).   On August
10, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $29,725,000 (US $20,221,000). The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino including, at each quarter's end, maintenance of working capital of no more than negative Cdn $1,500,000 through September 30, 1999 and Cdn $0 through maturity. The borrowing base under the Canadian Credit Facility reduces by Cdn $500,000 per month beginning August 28, 1999 and is subject to semi-annual redeterminations. The next borrowing base review is September 30, 1999. As of June 30, 1999 and August 10, 1999, Neutrino was in compliance with the terms of the credit
facility.   The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

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

On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures are convertible into Common Stock of the Company at any time prior to maturity at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions.

The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. The Company's Amended Credit Facility contains provisions whereby a default under the Company's Canadian Credit Facility or to the 6.875% Convertible Subordinated Debentures would create a default condition under the Amended Credit Facility. In such a default condition, the banks may declare amounts outstanding under the Amended Credit Facility to become immediately due and payable. In addition, the holders of convertible subordinated debentures have acceleration rights if the Company is in payment default under either its amended credit facility or canadian Credit Facility.

The Company's financial condition at the end of 1998 resulted in the Company's independent auditors, in their opinion on the 1998 financial statements, disclosing their substantial doubt about the Company's ability to continue as a going concern. In February 1999, the Board of Directors of the Company retained CIBC World Markets Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value. On July 21, 1999 the Company announced that its Board of Directors has approved a restructuring of the Company that involves a $20.6 million equity infusion, the sale of the Brushy Creek and Texan Garden Fields and an exchange offer for its 6.875% convertible subordinated debentures due 2007. The restructuring plan, as initially filed with the Securities and Exchange Commission, will substantially reduce the current common stockholders interest in the Company. The restructuring plan comes after an extensive process by the Company to evaluate strategic opportunities for the Company to maximize shareholder value. The Company expects that the restructuring, including the equity infusion and the asset sale, will improve the Company's financial condition and allow the Company to pursue new opportunities for growth in the future. Successful completion of the restructuring is not assured.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company was notified that effective with the close of business on August 4, 1999, its securities including convertible subordinated debentures were delisted from the Nasdaq National Market. This action was attributable to its inability to satisfy the Nasdaq National Market maintenance standards for the continued listing of its securities. Following the delisting the Company's Common Stock will continue to be quoted and traded on the OTC Bulletin Board under the same symbol, SMIN and the convertible subordinated debentures under SMING. Additionally, the Company intends to request a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock would impair the liquidity of the Common Stock and capital raising flexibility of the Company. The Company cannot assure that it will be successful in its request to Nasdaq to reverse its delisting decision.

Since the trading of our securities will be conducted on the OTC Bulletin Board, the Company expects the spreads between the "bid and "asked" prices of the securities quoted by market makers will likely be greater than are at present and shareholders will likely experience a greater degree of difficulty in trading the securities. In addition, there are significant restrictions imposed by most brokerage houses on the ability of their brokers to solicit orders or recommend the purchase of securities that trade on the OTC Bulletin Board. In the majority of the cases, the purchase of the securities is limited to unsolicited offers from private investors, who have to comply with policies and practices involving the completion of time-consuming forms that can make the handling of lower-prices securities economically unattractive. Moreover, most brokerage houses do not permit lower priced securities to be used as collateral for margin accounts or to be purchased on margin. The Company believes that the current market price of our securities may limit the effective marketability because of the reluctance of many brokerage firms and institutional investors to recommend lower-priced securities to their clients or to hold them in their own portfolios. The brokerage commission on the purchase or sale of a lower-prices securities may also represent a higher percentage of the price than the brokerage commission on a higher-priced issue.

Capital spending in the first six months of 1999 for development and exploration totaled $1,600,000 and was funded from cash flows from operating activities and bank debt. The Company's capital spending during 1999 is expected to be reduced significantly from 1998. Capital spending will be greatly influenced by the level of oil and gas prices, the availability of excess funds, if any, beyond repayment of the proposed January 1, 2000 Tranche A maturity and excess availability under the Company's domestic and Canadian credit facilities. Capital availability from outside sources, including debt and equity markets, is expected to be limited.

The Company did not declare dividends in the six months ended June 30, 1999 and 1998. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's Amended Credit Facility.

The Company's recent operating results have been seriously hurt by a number of factors, including low commodity prices for oil and natural gas. During the third quarter of 1998, the Company borrowed approximately $34.2 million under the domestic credit facility in connection with the acquisition of Neutrino. As a result of the additional Neutrino acquisition debt, the Company had an aggregate of approximately $96.0 million of debt outstanding as of December 31, 1998. Due to lower commodity prices for oil and gas in late 1998 and early 1999, the lenders under both our domestic and Canadian credit facilities reduced our borrowing bases. The reduced borrowing bases coupled with our level of debt has materially and adversely impacted our liquidity and capital resources. Consequently, the Company began developing during the first quarter of 1999 a comprehensive financial and operating plan to return the Company to profitability. The Company downsized staff, cut administrative expenses and improved working capital through the sale of non-core assets. Although operating cash flow improved, the Company still is not generating sufficient cash flow to fund operations and service debt. As a result, the Company hired CIBC World Markets Corp. in February 1999 to explore strategic alternatives.

The Company currently has outstanding $2.9 million under Tranche A of the domestic credit facility due September 1, 1999 which the lenders have proposed reducing to $1.5 million and extending the maturity to January 1, 2000. Failure to make the September 1, 1999 (or January 1, 2000, if extended) payment would be a default under our domestic credit facility, and the lenders would have the right to demand payment in full of the debt outstanding under this facility which is currently $16.5 million including Tranche A. On October 1, 1999, a cash interest payment of approximately $1.4 million is due on

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the debentures. The Company will most likely not have sufficient available cash to make this interest payment. Failure to make the October 1, 1999 payment by October 30, 1999 would be a default under the indenture governing the debentures, and most likely would result in a demand for full payment of the debentures. Failure to timely pay the September 1, 1999 payment to the lenders under our domestic credit facility or the October 1, 1999 interest payment on the debentures would be a default under our Canadian credit facility, and would most likely result in a demand for payment in full of the debt outstanding under that facility.

After an extensive process, the Company announced the approval by the Board of Directors of a financial restructuring as outlined in Note 7. Subsequent Events to the Unaudited Consolidated Financial Statements.

If the financial restructuring is not consummated and the Company is unsuccessful in obtaining additional borrowings from its current lenders, the Company will consider all alternatives including but not limited to mergers with other entities, obtaining additional sources of financing or equity, and significant reductions in general and administrative costs. In addition, the Company may be forced to petition to reorganize or liquidate under the Bankruptcy Code of the United States.


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

Costs to Address the Company's Year 2000 Issues

Management expects the costs of compliance, excluding internal costs, will not exceed $120,000, which includes the evaluation, planning, replacement of the land and lease records systems at Neutrino and the replacement of several desktop computers and other hardware. Approximately $9,000 was expended in 1998, with the balance to be incurred in 1999. The amount spent during the first half of 1999 was not significant.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Company's Contingency Plan

Contingency plans are being developed at this time, and will be monitored and modified after the initial evaluation by the Year 2000 Committees is complete. The Company intends to have such plans in place by September 30, 1999.

DEFINITIONS

As used herein:

     Thousand cubic feet ("Mcf")
     Million cubic feet ("MMcf")
     Natural gas liquids ("NGL")
     Energy Equivalents Units (1 barrel of liquids = 6 Mcf of natural gas) Thousand cubic feet of gas equivalent ("Mcfe")

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the Financial
Accounting Standards Board in June 1998.   SFAS 133 standardizes the accounting
for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value.
The Company will adopt SFAS 133, as amended, beginning in fiscal year 2001. The Company has not yet determined the impact that SFAS 133 will have on its financial statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks including the potential for adverse changes in oil and gas prices, foreign currency exchange rated and interest rates. There have been no material changes to the Company's disclosures about market risk from those contained in its 10-K, as amended, for the year ended December 31, 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in several lawsuits arising in the ordinary course of business, only one of which management believes presents the possibility of a material payment. The Company's Canadian subsidiary, Neutrino Resources Inc., was sued alleging damages resulting from the calculation of third party facility and processing fees at its Pine Creek Field, Alberta, Canada. The suit was filed on January 27, 1999 in the Court of Queen's Bench of Alberta in the Judicial District of Calgary by EnerMark Inc. The amount of alleged damages approximated Cdn $1,350,000 (US $900,000). On April 27, 1999 the lawsuit was discontinued following agreement by both parties to have their dispute dealt with in a final and binding arbitration. In advance of the arbitration process, Neutrino disbursed approximately Cdn $500,000 (US $330,000) to EnerMark Inc. and placed an additional Cdn $500,000 (US $330,000) in a trust account pending the conclusion of the arbitration process. On July 16, 1999 the Company agreed to settle the suit. The terms of the settlement provides that EnerMark will receive the amount held in trust and an additional estimated Cdn $440,000 (US$290,000) payable in monthly installments of Cdn $100,000 (US $66,000) beginning July 31, 1999. All costs were accrued for at June 30, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS:

            27.1 Financial Data Schedule

        (B) REPORT ON FORM 8-K:

            None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN MINERAL CORPORATION

                              By             /s/ Michael E. Luttrell
                                  ------------------------------------------
Date: August 20, 1999
                           Michael E. Luttrell
                                       Vice President-Finance and Chief
                                                Financial Officer