Form 10-Q
period 1999-09-30
SOUTHERN MINERAL CORP
filed 1999-11-23
CIK 92223

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                          Yes   X             No
                              -----              ------

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 11/18/99, there were 12,982,397 shares of the Registrant's common stock outstanding.

================================================================================

                          SOUTHERN MINERAL CORPORATION
                             (DEBTOR-IN-POSSESSION)
                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998..........    3
 Unaudited Consolidated Statements of Operations for the three months and nine months ended
   September 30, 1999 and 1998...................................................................    4
 Unaudited Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1999 and 1998...................................................................    5
 Notes to Unaudited Consolidated Financial Statements............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   Liquidity and Capital Resources...............................................................   13
   Financial Condition and Results of Operations.................................................   16

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................   20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   20

Item 6.  Exhibits and Reports on Form 8-K........................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                                    September 30,          December 31,
                                                                                        1999                   1998
                                                                                    -------------          ------------
ASSETS                                                                                (Unaudited)
CURRENT ASSETS
  Cash.............................................................................      $  1,271             $  1,541
  Receivables......................................................................         4,825                5,602
  Other............................................................................           577                  633
                                                                                         --------             --------
  Total current assets.............................................................         6,673                7,776

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
  EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
  Oil and gas producing properties.................................................       130,901              136,833
  Mineral rights...................................................................             -                  167
  Unproven properties..............................................................         2,435                5,454
  Office equipment.................................................................           545                  580
  Accumulated depreciation, depletion and amortization ............................       (34,988)             (28,847)
                                                                                         --------             --------
                                                                                           98,893              114,187
PROPERTIES HELD FOR SALE AND OTHER.................................................         5,554                6,327
                                                                                         --------             --------
  Total assets.....................................................................      $111,120             $128,290
                                                                                         ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.................................................................      $  7,647             $ 10,300
  Canadian bank loan...............................................................        18,837               18,490
  Current portion of long-term debt................................................         5,564               13,124
                                                                                         --------             --------
  Total current liabilities........................................................        32,048               41,914

LONG-TERM DEBT (LESS CURRENT PORTION)..............................................        52,170               64,370
DEFERRED INCOME TAXES..............................................................         6,815                7,279
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized 5,000,000 shares at September 30, 1999; none issued
   Common stock, par value $.01 per share; authorized 50,000,000 shares at September 30, 1999; issued 12,956,397 and 12,884,672 shares at September 30, 1999 and December 31, 1998, respectively;
   outstanding 12,865,174 and 12,793,449 shares at September 30, 1999
   and December 31, 1998,  respectively............................................           130                  128
Additional paid-in capital.........................................................        30,874               30,848
Accumulated other comprehensive loss-foreign currency
  translation adjustment...........................................................        (1,196)              (2,304)
Retained deficit...................................................................        (9,669)             (13,893)
Less: Treasury stock...............................................................           (52)                 (52)
                                                                                         --------             --------
   Total stockholders' equity......................................................        20,087               14,727
                                                                                         --------             --------
   Total liabilities and stockholders' equity......................................      $111,120             $128,290
                                                                                         ========             ========


    The accompanying notes to unaudited consolidated financial statements of
                         Southern Mineral Corporation
          and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                       --------------------------     -------------------------
                                                           1999          1998            1999          1998
                                                       -----------    -----------     -----------    -----------
Revenue
   Oil and gas .....................................   $     6,556    $     6,743    $    18,411    $    15,520
   Gains (loss) on sales of properties and
    other assets....................................         7,139             (3)        12,181             (6)
                                                       -----------    -----------    -----------    -----------
                                                            13,695          6,740         30,592         15,514

Expenses
    Production......................................         2,325          2,774          6,634          5,960
    Exploration ....................................            24            456          1,965          2,122
    Impairment......................................             1              -            210              -
    Depreciation, depletion and amortization .......         2,562          2,988          8,370          6,217
    General and administrative......................         1,039          1,050          3,134          2,952
    Restructuring costs ............................         1,280              -          1,280              -
                                                       -----------    -----------    -----------    -----------
                                                             7,231          7,268         21,593         17,251
                                                       -----------    -----------    -----------    -----------
Income (loss) from operations.......................         6,464           (528)         8,999         (1,737)

Other income, expenses and deductions
    Interest and other income ......................            43             80             79            220
    INTEREST AND DEBT EXPENSE ......................        (1,704)        (1,768)        (5,273)        (3,554)
                                                       -----------    -----------    -----------    -----------
 INCOME (LOSS) BEFORE INCOME TAXES..................         4,803         (2,216)         3,805         (5,071)
 Provision (benefit) for foreign, federal and state
  income taxes
    Current provision  .............................           205             50            316             38
    Deferred provision (benefit)....................          (312)          (274)          (735)          (285)
                                                       -----------    -----------    -----------    -----------
                                                              (107)          (224)          (419)          (247)
                                                       -----------    -----------    -----------    -----------
 Net income (loss)..................................   $     4,910    $    (1,992)   $     4,224    $    (4,824)
                                                       ===========    ===========    ===========    ===========
 NET INCOME (LOSS) PER SHARE-BASIC..................         $0.38         ($0.16)         $0.33         ($0.39)
                                                       ===========    ===========    ===========    ===========
 NET INCOME (LOSS) PER SHARE-DILUTED ...............         $0.30         ($0.16)         $0.31         ($0.39)
                                                       ===========    ===========    ===========    ===========
 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING-BASIC................................    12,851,185     12,833,844     12,821,705     12,279,019
                                                       ===========    ===========    ===========    ===========
 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING-DILUTED..............................    18,002,531     12,833,844     17,880,735     12,279,019
                                                       ===========    ===========    ===========    ===========

   The accompanying notes to unaudited consolidated financial statements of
                         Southern Minerals Corporation
          and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, the results of operations for the nine months ended September 30, 1999 and 1998 and statements of cash flows for the nine months then ended have been included.

On October 29, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company ("Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. District Court for the Southern District of Texas, Victoria Division. The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the debtors-in-possession have the exclusive right for 120 days following the Petition Date to file a plan of reorganization within the Bankruptcy Court. See Note 2. Recent Events.

The accompanying financial statements have been prepared in a manner consistent with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Beginning in the fourth quarter of 1999, and for the Annual Report on Form 10-K for the year ended December 31, 1999, the consolidated financial statements of the Company and its subsidiaries will be presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). SOP 90-7 provides guidance on financial reporting by entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns under Chapter 11 of title 11 of the United States Code. SOP 90-7 generally requires the reclassification of the consolidated balance sheet, statement of operations and cash flows to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

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

Stock options and warrants to purchase 2,949,046 shares of common stock at $.50 to $6.77 per share were outstanding during the quarter and nine month periods ended September 30, 1999, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares. For the quarter and nine months ended September 30, 1998, the issuance or conversion of potential common shares of 8,225,453 were excluded as they would have an antidilutive effect on the diluted earning per share calculation, and therefore were not considered in the calculation of the diluted weighted average number of shares outstanding.

In connection with termination of certain employees in third quarter 1999, the Company repriced certain options to the fair market value and extended the vesting terms by two years.

Reclassifications - Certain amounts in prior financial statements may have been reclassified to conform to the 1999 financial statement presentation.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Comprehensive Income - Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners, including, among other things, foreign currency translation adjustments. The Company's total comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 was as follows (in thousands):


                                                  Nine months ended
                                                     September 30,
                                                 -------------------
                                                  1999         1998
                                                 ------       ------
     Net income (loss)                           $ 4,224     $(4,824)
     Foreign currency translation adjustment       1,108      (1,758)
                                                 -------     -------
     Total comprehensive income (loss)           $ 5,332     $(6,582)
                                                 =======     =======


NOTE 2.  RECENT EVENTS

On October 29, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. District Court for the Southern District of Texas, Victoria Division (the "Bankruptcy Court"). The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the debtors-in-possession have the exclusive right for 120 days following the Petition Date to file a plan of reorganization within the Bankruptcy Court.

The decision to seek protection was taken by the Company and certain subsidiaries because the Company concluded that a restructuring of its indebtedness could not be completed without the protection and assistance of the bankruptcy court. Timing of the bankruptcy filing was imposed by several factors, including the possible acceleration of the Company's $16.3 million of indebtedness by its domestic bank creditors and the inability of the Company and its debenture holders to reach a satisfactory compromise regarding the consideration to be received in a previously proposed restructuring. The lack of liquidity during the restructuring period has made the process of working through this problem significantly more difficult.

The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. A plan of reorganization may result in, among other things, substantial dilution to or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The Company intends to submit a plan of reorganization for consideration by the Bankruptcy Court in the near future. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or stockholders. As a result of the bankruptcy filing, all of the Company's and Debtor Subsidiaries liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop oil and gas reserves.

In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas production. Lower hydrocarbon production associated with a reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and in later years, which could have a material adverse effect on the Company.

Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. The Company plans to accumulate cash subsequent to the Petition Date and may utilize that cash, subject to restrictions and provisions of a court-approved cash collateral order, to fund its operations, including planned capital expenditures, during the pending bankruptcy proceedings. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

Subsequent to the Petition Date, the Company and its Debtor Subsidiaries filed a Motion for Order Authorizing Use of Cash Collateral (the "Cash Collateral Order"), pursuant to which the Company and its Debtor Subsidiaries sought the use of the secured domestic banks' cash collateral in on-going operations. On November 15, 1999, the Bankruptcy Court granted the Company and its Debtor Subsidiaries authority to use cash collateral in accordance with an approved budget until January 31, 2000. To the extent that on going expenses are reflected on the court-approved budget, the Company and its Debtor Subsidiaries are permitted to make such expenditures. The Company has accumulated, as of October 31, 1999, approximately $500,000 since the Petition Date that can be used for operations pursuant to the terms of the Cash Collateral Order.

The Company does not presently anticipate the need for debtor-in-possession financing in order to pursue its business strategy.


NOTE 3.  ACQUISITIONS AND DIVESTITURES

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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Neutrino's bank debt and working capital deficit. Neutrino is an independent oil and gas company located in Calgary, Canada. The merger was accounted for as a purchase. The total purchase price of approximately $57,198,000 consisted of the following:

 Cash consideration for common stock                                 $34,091,000
 Fair value of 324,430 shares of common stock                          1,095,000
 Debt assumed and working capital deficit                             20,307,000
 Legal, accounting and transaction costs                               1,705,000
                                                                     -----------
                                                                     $57,198,000
                                                                     ===========
The allocation of the purchase price is summarized as follows:

 Oil and gas properties and other assets (net)...................   $66,760,000
 Deferred income taxes                                               (9,562,000)
                                                                    -----------
                                                                    $57,198,000

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

On July 21, 1999 the Company agreed to sell properties consisting of certain proven and unproven property interests in Texas to ANR Production Company. The properties include all of the Company's interest in the Brushy Creek and Texan Gardens Fields in Dewitt, Lavaca and Hidalgo counties of Texas. In July and August of 1999, the sale of its interests in the Brushy Creek Field and Texan Gardens Field were closed for $15.2 million and $0.8 million, respectively. These divestitures would have had a material effect on the Company's historical results of operations.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


The following table summarizes the pro forma (unaudited) results (stated in thousands, except per share data), of the Company as though the dispositions of Brushy Creek Texan Gardens and the acquisitions of Neutrino and Amerac had occurred on January 1, 1998.

                                                 Nine Months Ended           Nine Months Ended
                                                September 30, 1999          September 30, 1998
                                                ------------------          -------------------
Revenues....................................            $22,185                   $19,971
Net loss....................................             (2,575)                   (7,502)
Net loss per share - basic..................            $  (.20)                  $  (.57)
Net loss per share - diluted................               (.20)                     (.57)

The preceding pro forma results are not necessarily indicative of those that would have occurred had the acquisitions and divestitures taken place at the beginning of 1998. During 1998, the Company made additional acquisitions, none of which would have had a material effect on the historical results of operations of the Company. During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, Mississippi and New Mexico for approximately $6,000,000. These divestitures would not have had a material effect on the Company's historical results of operations.


NOTE 4.  LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1999 and December 31, 1998 (in thousands):

                                                                                         September 30,          December 31,
                                                                                             1999                   1998
                                                                                      -------------------   --------------------
Domestic bank credit facility.......................................................             $ 16,333               $ 35,910
Canadian bank credit facility (U.S.  Dollars).......................................               18,837                 18,490
Convertible subordinated debentures.................................................               41,400                 41,400
Other...............................................................................                    -                    184
                                                                                                 --------               --------
  Total indebtedness................................................................               76,570                 95,984
Less:   Current maturities of long-term debt........................................                5,564                 13,124
        Canadian bank credit facility (U.S. Dollars)................................               18,837                 18,490
                                                                                                 --------               --------
                                                                                                 $ 52,170               $ 64,370
                                                                                                 ========               ========


On March 29, 1999, the Company entered into a restructured and amended credit facility ("Amended Credit Facility") with its domestic lenders. The Amended Credit Facility provided for a borrowing base of $19,353,000, plus a principal
tranche of  $12,500,000   ("Tranche A") that was due to mature on September 1,
1999. The borrowing base was reduced to $18,830,000 on April 1, 1999, reflecting the $6,000,000 received in March and April 1999, for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. In July and August of 1999 the sale of the Company's interests in the Brushy Creek and Texan Gardens Fields were closed for $15.2 million and $0.8 million, respectively.
The majority of the net proceeds were applied to the Company's domestic bank facility with $5.0 million being applied to the borrowing base facility and $9.6 million to the Tranche A obligation. In September and October 1999, the Amended Credit Facility was further amended to extend the ultimate due date of the Tranche A principal to October 28, 1999. As of September 30, 1999 and December 31, 1998, Tranche A principal was classified as current portion of long-term debt in the Company's Consolidated Balance Sheet. As of September 30, 1999, the Company was in compliance with the terms and conditions of the Amended Credit Facility, as revised. Due to the bankruptcy filings on October 29, 1999, the Company is no longer in compliance with certain provisions of the Amended Credit Agreement. See Note 2 - Recent Events.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(continued)


The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company including tangible net worth and cash flow coverage covenants. Outstanding borrowings under the domestic bank credit facility were $16,333,455 at September 30, 1999. On November 10, 1999, outstanding borrowings under the Amended Credit Facility were $16,108,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (8.25% at September 30, 1999) to the extent of the borrowing base utilized and at Bank Index Rate plus 1% on Tranche A principal.

Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At September 30, 1999, the Canadian Bank prime rate was 6.25% and the Bankers Acceptance Rate for 30-day maturities was 4.73%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1%. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At September 30, 1999, outstanding borrowings
under the Canadian Credit Facility were Cdn $28,105,000 (US $18,837,000).   On
November 15, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $27,172,000 (US $18,212,000). The Canadian Credit Facility contains a covenant relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a working capital of no more than negative Cdn $1,500,000 through September 30, 1999 and Cdn $0 through maturity. The borrowing base under the Canadian Credit Facility reduces Cdn $500,000 per month beginning August 28, 1999 and is subject to semi-annual redeterminations. The last borrowing base review was as of September 30, 1999 which did not result in further revisions in the Canadian Credit Facility. As of September 30, 1999 and November 10, 1999, Neutrino was in compliance with the terms of the credit facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

The Company's financial condition and liquidity are impacted by prices the Company receives for its oil and natural gas. In the first quarter of 1999, oil and natural gas prices continued to be weak, but began to strengthen early in the second quarter and have continued to strengthen through the third quarter. Judgments by the Canadian lender regarding the level of future oil and natural gas prices, among other things, will impact their borrowing base determinations for the Canadian Credit Facility. See Note 2. Recent Events.

The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. The Company's Amended Credit Facility contains provisions whereby a default under the Company's Canadian Credit Facility or to the 6.875% convertible subordinated debentures or the filing of a bankruptcy petition would create a default condition under the Amended Credit Facility. In such a default condition, the banks may declare amounts outstanding under the Amended Credit Facility to become immediately due and payable. In addition, the holders of convertible subordinated debentures have acceleration rights if the Company is in payment default under either its Amended Credit Facility or Canadian Credit Facility or has filed a petition under the Bankruptcy Act. See Note 2 - Recent Events.

The Company's financial condition at the end of 1998 resulted in the Company's independent auditors, in their opinion on the 1998 financial statements, disclosing their substantial doubt about the Company's ability to continue as a going concern. In February 1999, the Board of Directors of the Company retained CIBC World Markets Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value. On July 21, 1999, the Company announced that its Board of Directors had approved a restructuring of the Company that involved a $20.6 million equity infusion, the sale of the Brushy Creek and Texan Garden Fields and an exchange offer for its 6.875% convertible subordinated debentures due 2007. The restructuring plan, as initially filed with the Securities and Exchange Commission,

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


would have substantially reduced the current common stockholders interest in the Company. Based upon discussions with certain of the holders of its debentures, the Board of Directors of the Company concluded that the restructuring could not be consummated on the terms previously contemplated. In addition, following completion of its evaluation of strategic alternatives to maximize shareholder value, the Board of Directors terminated the services of CIBC World Markets Corp. as independent advisors.

NOTE 5.  NATURAL GAS AND OIL HEDGING

The Company has entered into natural gas and oil price swaps with third parties to hedge a portion of its production from the effects of fluctuations in the market price of natural gas and oil. While the financial hedging reduces the Company's exposure to declines in the market price of natural gas and oil, hedging also limits the Company's gains from increases in market price. At September 30, 1999, the Company had the following financial hedges:


Product                Type             Period               Volume              Price
-------------------   ------   -------------------------   -----------   ---------------------
Natural Gas -HSC      Swap     October 1999                 31,000 MCF   $2.213 per MCF
Crude Oil -WTI        Swap     October 1999-January 2000   30,750 BBLs   $20.04 per BBL
Crude Oil - WTI       Collar   January- March 2000         27,300 BBLs   $19.43-$23.43 per BBL
Crude Oil- So La      Collar   April- June 2000            27,300 BBLs   $15.00-$19.50 per BBL

The Company estimates the loss from unwinding these positions to be approximately $145,000 at September 30, 1999. Subsequent to the Company's filing of Chapter 11, the Company was notified by the counter-parties to these contracts of the cancellation of these contracts and expects the loss not to exceed $200,000 in the fourth quarter of 1999.

At September 30, 1999, Neutrino had Canadian swap contracts on approximately 27,900 MMcf of natural gas for October 1999 at an average price of Cdn $3.00 (US $2.01) and approximately 23,000 barrels of oil for the period October through December 1999 at an average price of Cdn $26.185 (US $17.55). The Company estimates the loss from the unwinding position to be approximately Cdn $137,000 (US $92,000) at September 30, 1999.


NOTE 6.  NASDAQ NATIONAL MARKET LISTING

The Company was advised that it was not in compliance with Nasdaq Stock Market listing requirements due to the recent low price per share of its Common Stock. The Company was granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. Subsequently, the Company was notified that effective with the close of business on August 4, 1999, its securities including convertible subordinated debentures were delisted from the Nasdaq National Market. The Company's Common Stock is now traded on the OTC Bulletin Board. The Company has requested a review of the delisting decision by the Nasdaq Review Council and has been notified of a hearing in January 2000. The Company believes a permanent delisting of its Common Stock and convertible subordinated debentures would impair the liquidity of the Common Stock, convertible subordinated debentures and capital raising flexibility of the Company. The Company cannot assure that it will be successful in its request to Nasdaq to reverse its delisting decision.


NOTE 7.  REORGANIZATION COSTS

During the third, quarter the Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, estimated costs of approximately $1,280,000 associated with the restructuring were expensed during the third quarter of 1999. These costs are primarily legal, accounting, financial advisory and other transaction costs related to proposed restructuring.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On October 29, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production, Inc. ("Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filing was made in the U.S. District Court for the Southern District of Texas, Victoria Division (the "Bankruptcy Court"). The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the debtors-in-possession have the exclusive right for 120 days following the Petition Date, to file a plan of reorganization within the Bankruptcy Court.

The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require the approval of the Bankruptcy Court.

At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or stockholders. The Company intends to submit a plan of reorganization for consideration by the Bankruptcy Court in the near future. There can be no assurance that the plan of reorganization to be submitted by the Company will be approved or that the Bankruptcy Court will permit the Company and its Debtor Subsidiaries to continue to operate as debtors-in-possession. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, and borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas production. Lower hydrocarbon production associated with a reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current year and in later years, which could have a material adverse effect on the Company.

Subsequent to the Petition Date, the Company and its Debtor Subsidiaries filed a Motion for Order Authorizing Use of Cash Collateral (the "Cash Collateral Order"), pursuant to which the Company and its Debtor Subsidiaries sought the use of the secured domestic banks' cash collateral in on-going operations. On November 15, 1999, the Bankruptcy Court granted the Company and its Debtor Subsidiaries authority to use cash collateral in accordance with an approved budget until January 31, 2000. To the extent that on-going expenses are reflected on the court-approved budget, the Company and its Debtor Subsidiaries are permitted to make such expenditures. The Company has accumulated, as of October 31, 1999, $500,000 approximately in cash since the Petition Date that can be used for operations pursuant to the terms of the Cash Collateral Order.

The Company does not presently anticipate the need for debtor-in-possession financing in order to pursue its business strategy.

The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities and the sale of non-strategic assets.

During the third quarter, the Board of Directors of the Company concluded that the restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999, could not be consummated on the terms contemplated. Therefore, the estimated costs of approximately $1,280,000 associated with the restructuring were expensed during the third quarter of 1999.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)


The Company's cash flow provided by operating activities for the nine months ended September 30, 1999 and 1998 was $259,000 and $2,776,000, respectively.

Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At September 30, 1999, the Canadian Bank prime rate was 6.25% and the Bankers Acceptance Rate for 30-day maturities was 4.73%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1%. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At September 30, 1999, outstanding borrowings
under the Canadian Credit Facility were Cdn $28,105,000 (US $18,837,000).   On
November 15, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $27,172,000 (US $18,212,000). The Canadian Credit Facility contains a covenant relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a working capital of no more than negative Cdn $1,500,000 through September 30, 1999 and Cdn $0 through maturity. The borrowing base under the Canadian Credit Facility reduces Cdn $500,000 per month beginning August 28, 1999 and is subject to semi-annual redeterminations. The last borrowing base review was as of September 30, 1999, which did not result in further revisions in the Canadian Credit Facility. As of September 30, 1999 and November 10, 1999, Neutrino was in compliance with the terms of the credit facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains certain covenants relating to the financial condition of the Company. Outstanding borrowings under the domestic bank credit facility were $16,333,455 at September 30, 1999. On November 15, 1999, outstanding borrowings under the Amended Credit Facility were $16,108,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (8.25% at September 30, 1999) to the extent of the borrowing base and at Bank Index Rate plus 1% on Tranche A principal.

The working capital and net cash balances available at September 30, 1999 may be used to cover some of the liabilities subject to compromise pursuant to a final plan of reorganization. The Company's capital expenditures for 1999 will remain subject to the approval and supervision of the Bankruptcy Court and may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties, the availability of capital and the consent of the Company's creditors.

Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At September 30, 1999, the Canadian Bank prime rate was 6.25% and the Bankers Acceptance Rate for 30-day maturities was 4.75%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties and the Company's financial condition. At September 30, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $28,105,000 (US $18,837,000). On November 15, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $27,172,000 (US $18,212,000). The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino including, at each quarter's end, maintenance of working capital of no more than negative Cdn $1,500,000 through September 30, 1999 and no working capital deficit through maturity. The borrowing base under the Canadian Credit Facility reduces by Cdn $500,000 per month beginning August 28, 1999 and is subject to semi-annual redeterminations. The last borrowing base review was September 30, 1999, which did not result in further revisions in the Canadian Credit Facility. As of September 30, 1999 and November 10, 1999, Neutrino was in compliance with the terms of the credit facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

The Company's financial condition and liquidity are impacted by prices the Company receives for its oil and natural gas. In the first quarter of 1999, oil and natural gas prices continued to be weak, but began to strengthen early in the second quarter. Judgments by the Canadian lender regarding the level of future oil and natural gas prices, among other things, will impact their borrowing base determinations for the Company's Canadian Credit Facilities.

The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which may significantly impair its ability to meet its liquidity needs. The Company's Amended Credit Facility contains provisions whereby default under the Company's Canadian Credit Facility or to the 6.875% Convertible Subordinated Debentures or the filing of a bankruptcy petition would create a default condition under the Amended Credit Facility. In such a default condition, the banks may declare amounts outstanding under the Amended Credit Facility to become immediately due and payable. In addition, the holders of Convertible Subordinated Debentures have acceleration rights if the Company is in payment default under either its Amended Credit Facility or Canadian Credit Facility or has filed a petition under the Bankruptcy Act.

The Company's financial condition at the end of 1998 resulted in the Company's independent auditors, in their opinion on the 1998 financial statements, disclosing their substantial doubt about the Company's ability to continue as a going concern. In February 1999, the Board of Directors of the Company retained CIBC World Markets Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value. On July 21, 1999 the Company announced that its Board of Directors had approved a restructuring of the Company that involved a $20.6 million equity infusion, the sale of the Brushy Creek and Texan Garden Fields and an exchange offer for its 6.875% convertible subordinated debentures due 2007. The restructuring plan, as initially filed with the Securities and Exchange Commission, would have substantially reduced the current common stockholders interest in the Company. Based upon discussions with certain of the holders of its debentures, the Board of Directors of the Company concluded that the restructuring could not be consummated on the terms previously contemplated. In addition, following completion of its evaluation of strategic alternatives to maximize shareholder value, the Board of Directors terminated the services of CIBC World Markets Corp. as independent advisors.

The Company was notified that effective with the close of business on August 4, 1999, its securities including convertible subordinated debentures were delisted from the Nasdaq National Market. This action was attributable to its inability to satisfy the Nasdaq National Market maintenance standards for the continued listing of its securities. Following the delisting the Company's Common Stock will continue to be quoted and traded on the OTC Bulletin Board under the symbol, SMINQ.OB. Additionally, the Company requested a review of the delisting decision by the Nasdaq Review Council and has been notified of a hearing in January 2000. The Company believes a permanent delisting of its Common Stock and convertible subordinated debentures would impair the liquidity of the Common Stock, convertible subordinated debentures and capital raising flexibility of the Company. The Company cannot assure that it will be successful in its request to Nasdaq to reverse its delisting decision.

Since the trading of our securities will be conducted on the OTC Bulletin Board, the Company expects the spreads between the "bid and "asked" prices of the securities quoted by market makers will likely be greater than in the past and shareholders will likely experience a greater degree of difficulty in trading the securities. In addition, there are significant restrictions imposed by most brokerage houses on the ability of their brokers to solicit orders or recommend the purchase of securities that trade on the OTC Bulletin Board. In the majority of the cases, the purchase of the securities is limited to unsolicited offers from private investors, who have to comply with policies and practices involving the completion of time-consuming forms that can make the handling of lower-priced securities economically unattractive. Moreover, most brokerage houses do not permit lower-priced securities to be used as collateral for margin accounts or to be purchased on margin. We believe that the current market price of our securities may limit the effective marketability because of the reluctance of many brokerage firms and institutional investors to recommend lower-priced securities to their clients or to hold them in their own portfolios. The brokerage commission on the purchase or sale of a lower-priced securities may also represent a higher percentage of the price than the brokerage commission on a higher-priced issue.

The Company did not declare dividends in the nine months ended September 30, 1999 and 1998. The Company does not expect, under its existing capital structure, to be able to pay dividends. Payment of dividends is currently prohibited by the terms of the Company's Amended Credit Facility.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999
AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1998

Oil and gas revenues for the quarter ended September 30, 1999 were $6,555,905 compared to oil and gas revenues of $6,743,000 for the same period in 1998. The decrease in revenues reflects a decrease in oil and natural gas liquids ("NGL") production of 21% to 200,373 barrels and a decrease in natural gas production of 42% to 1,219 MMcf in the third quarter of 1999 compared to the third quarter of
1998.   Neutrino production levels for the third quarter of 1999 are approximately 30% lower than comparable production levels in 1998 due in part to the sale of certain properties in the fourth quarter of 1998 and other factors
including normal and unanticipated production declines.   The domestic
production levels are 37% lower due primarily to the sale of mineral and royalty interests in the first quarter of 1999, the sales Brushy Creek and Texan Gardens Fields in the third quarter of 1999 and other factors including normal production declines.

The decreased production was offset by an average realized oil price increase of 70% from $10.99 per barrel in the third quarter of 1998 to $18.94 per barrel in the third quarter of 1999. Average realized natural gas prices increased 40% to $2.37 per Mcf during the third quarter of 1999 compared to $1.69 per Mcf in same period a year earlier.

Third quarter 1999 production costs, including production and ad valorem taxes, declined 17% to $2,326,000 compared to $2,774,000 in the third quarter of 1998, but on an energy equivalent unit basis increased 26% quarter-over-quarter. Production costs declined primarily due to the domestic property sales in 1999. The increased costs on an energy equivalent basis are primarily the result of the sale of the domestic mineral properties and Brushy Creek, which had substantially lower production costs.

General and administrative expenses were $1,034,086 in the third quarter of 1999, a decrease of 2% from $1,059,116 in the prior year's third quarter. General and administration costs excluding severance costs of approximately $145,000 declined 16%. The Company terminated seven employees in August 1999 resulting in the additional cost.

During the third quarter the Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, the estimated costs of approximately $1,280,000 associated with the restructuring were expensed during the third quarter of 1999.

Depreciation, depletion and amortization ("DD&A") decreased 14% to $2,562,000 in the third quarter of 1999 compared to $2,988,000 in 1998. On a unit of equivalent production basis, DD&A increased 28%from $0.82 per Mcfe to $0.82 per Mcfe to $1.05 per Mcfe. The increase reflects the sales of primarily natural gas properties from Neutrino in the fourth quarter of 1998, the mineral and royalty interests in the first quarter of 1999 and the Brushy Creek Field in the third quarter of 1999 with lower per unit average depletion costs.

Exploration, dry hole and lease impairment expenses decreased to $24,735 from $455,529 in the three months ended September 30, 1999 compared to 1998. The 1998 expense is due primarily to a dry hole drilled in Lafourche Parish, Louisiana in which the Company had a 93% working interest. The 1999 expense is primarily from impairments of a portion of the property held for resale and non-producing properties.

Interest and debt expense in the quarter ended September 30, 1999 was $1,704,000 compared to $1,768,000 in the same period in 1998. Although the overall rate of interest increased, the decrease in interest expense is primarily the result of decreased levels of domestic bank debt achieved through reductions from the proceeds of sale of properties.

Tax benefits in the third quarter of 1999 were $107,000 compared to $224,000 in the same period in 1998. The decrease primarily reflects the Company's tax provision related to the sale of domestic properties.

During the third quarter of 1999, the Company sold domestic properties resulting in a net gain of approximately $7.1 million with no significant property sales in 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Results of Operations for the Quarter Ended September 30, 1999
As Compared to the Quarter Ended September 30, 1998 - (continued)

The Company recorded net income of $4,910,000, or a net income of $0.38 per basic share, for the quarter ended September 30, 1999, compared to a net loss of $1,992,000, or a loss of $0.16 per basic share, for the quarter ended September 30, 1998. The 1999 income is primarily the result of the gain on sale of domestic properties and increased oil and gas prices offset by decreased oil and gas revenues due to decreased production and restructuring costs.

For the Nine Months Ended September 30, 1999
As Compared to the Nine Months Ended September 30, 1998

Oil and gas revenues for the nine months ended September 30, 1999, were $18,411,000 compared to oil and gas revenues for the same period in 1998 of $15,520,000. The increase in revenues reflects higher production volumes of both crude oil and NGL's and increased natural gas and crude oil prices.

Natural gas production in the nine months ended September 30, 1999 was 4,367 MMcf, essentially unchanged as compared to production for the same period in
1998 of 4,380 MMcf.   The Company's crude oil and NGL production for the nine
months ended September 30, 1999 increased 53% to 642,992 barrels as compared to 523,542 barrels for the same period in 1998. Production levels for the nine months ended September 30, 1999, when compared to 1998, reflect increased production from Neutrino beginning in July 1998, offset by decreased production related to property sales from Neutrino in the fourth quarter of 1998, the domestic mineral and royalty interests in the first quarter of 1999 and the Brushy Creek and Texan Gardens Field in the third quarter of 1999.

Average realized natural gas prices in the nine months ended September 30, 1999 increased 5% to $2.03 per Mcf compared to $1.93 per Mcf in the same nine months of 1998. During the nine months of 1999, crude oil prices increased 16% to $14.45 per barrel, compared to $12.38 per barrel in the same period in 1998.

Production costs, including production and ad valorem taxes, increased in the nine months September 30, 1999 to $6,634,000, up 11% from $5,960,000 in the same period in 1998, due in part to Neutrino, which occurred in July 1998. On a cost per Mcfe basis, production costs for the nine months ended September 30, 1999 increased to $0.80 per Mcfe, or 1% from $0.79 per Mcfe in 1998.

General and administrative expenses increased to $3,129,000 in the nine months ended September 30, 1999, up 5% from $2,965,000 in the nine months of 1998. However, on a cost per Mcfe basis, general and administrative expenses decreased 2% in the first nine months of 1999 to $0.38 per Mcfe from $0.39 per Mcfe in the same period of 1998. The increase in general and administrative expenses for 1999, when compared to 1998 is not as great as would have been expected due to the effect of Neutrino. Significant reductions in force through attrition and layoffs have occurred in 1999. In 1998 the Company accrued and paid bonuses of $360,000 with no corresponding amounts in 1999.

During the third quarter of 1999, the Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, the estimated costs associated with the restructuring of approximately $1,280,000 were expensed during the third quarter of 1999.

Exploration, dry hole and lease impairment expenses were relatively flat in the nine months ended September 30, 1999 of $2,175,000, compared to $2,122,000 in the same period of 1998. The amount recorded in the nine months ended September 30, 1998 was due primarily to a dry hole drilled in Lafourche Parish, Louisiana in which the Company had a 93% working interest. The 1999 expense is primarily from impairments of a portion of the property held for sale and non-producing properties. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

For the Nine Months Ended September 30, 1999
As Compared to the Nine Months Ended September 30, 1998 (continued)

DD&A expense for the nine months ended September 30, 1999 increased to $8,370,000, up 34% from $6,217,000 in the nine months ended September 1998. The Company computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased in the first nine months of 1999 to $1.01 per Mcfe, up 23% from $0.82 per Mcfe in the same period of 1998. The increase reflects inclusion of Neutrino beginning in July 1998 at a higher per unit average depletion cost and the sales of primarily natural gas properties of Neutrino in the fourth quarter of 1998, the domestic mineral and royalty interests in the first quarter of 1999 and the Brushy Creek Field in the third quarter of 1999 with lower per unit average depletion costs.

Interest and debt expense in the nine months ended September 30, 1999 was $5,273,000, compared to $3,554,000 in the same period in 1998. Interest expense increased as a result of an increase in the outstanding bank debt incurred and assumed with Neutrino in July 1998 and because of increased rates of interest charged by the Company's domestic and Canadian banks.

Tax benefits in the nine months ended September 30, 1999 and 1998 were $418,624 and $247,000, respectively. The increase primarily reflects the increased pre-tax loss from the Company's Canadian operations compared to same period in 1998.

The Company reported an income in the nine months ended September 30, 1999, of $4,224,000, or income of $0.33 per basic share, compared to a loss of $4,824,000, or a loss of $0.39 per basic share, in the same period in 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)


Year 2000 Compliance
The Company's State of Readiness

The "Year 2000" problem concerns the ability of technology to properly recognize and process date sensitive information beyond December 31, 1999. The Company is in the process of evaluating its information technology (IT) and non-information technology. Year 2000 Committees have been formed at the Company's office in Houston and at the Company's Canadian subsidiary headquarters in Calgary. The Committees include members of senior management and key employees from major business units. The Committees assess Year 2000 issues; direct remedial actions necessary to minimize systems disruptions and other risks; contact significant third party purchasers, suppliers, vendors and operators with whom there are material transactions and data exchange; test internal hardware and software; and make appropriate contingency plans. Neutrino has engaged a consulting firm that has prepared a report on the Year 2000 readiness of Neutrino, including a detailed inventory of hardware and software priorities for action and an implementation plan. Additionally, the Company, on behalf of itself and its other subsidiaries, has contacted principal software vendors. Thus far, the Company has received a letter of compliance for its accounting and payroll systems and product conformity assurance for its reservoir engineering system. Additionally, the land lease record systems vendor has informed the Company that the system is Year 2000 compatible. The Company has no proprietary software. Purchased software and hardware systems have been installed and assembled by third party vendors that provide network and software IT services to the Company. Vendors have been engaged to update the systems for Year 2000 compliance that is expected to be completed by mid-December 1999.

Costs to Address the Company's Year 2000 Issues

Management expects the costs of compliance, excluding internal costs, will not exceed $40,000, which includes the evaluation, planning, replacement of the land and lease records systems at Neutrino and the replacement of several desktop computers and other hardware. Approximately $9,000 was expended in 1998, with the balance to be incurred in 1999. The amount spent during the third quarter of 1999 was $ 5,000 with additional $20,000 expected to incurred in the fourth quarter.

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

In a recent Securities and Exchange Commission ("SEC") release regarding Year 2000 disclosures, the SEC required public companies to disclose the most likely worst case Year 2000 scenario. Situations which must be included in any worst case scenario include: the possibility of widespread failure of oil and gas production and transportation systems, the inability of Company personnel to gain access to offices and other facilities, and the inability of customers to make payment for purchases. The effects of such occurrences would have a cumulative material adverse impact on the Company, although not quantifiable at this time.

The Company's Contingency Plan

Contingency plans are being developed at this time, and will be monitored and modified after the initial evaluation by the Year 2000 Committees is complete. The Company intends to have such plans in place by December 15, 1999.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Definitions

As used herein:

     Thousand cubic feet ("Mcf")
     Million cubic feet ("MMcf")
     Natural gas liquids ("NGL")
     Energy Equivalents Units (1 barrel of liquids = 6 Mcf of natural gas) Thousand cubic feet of gas equivalent ("Mcfe")

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value.
The Company will adopt SFAS 133, as amended, beginning in the first quarter of fiscal year 2001. The Company has not yet determined the impact that SFAS 133 will have on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of market risks including the potential for adverse changes in oil and gas prices, foreign currency exchange rates and interest rates. There have been no material changes to the Company's disclosures about market risk from those contained in its 10-K, as amended, for the year ended December 31, 1998 except for the cancellation of all domestic commodity financial instruments in connection with the Company's filing for protection under Chapter 11 of the Bankruptcy Code. The cancellation is estimated to result in a net loss of not more than $200,000 in the fourth quarter of 1999.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

Part II - Other Information

Item 1. Legal Proceedings

On September 1999, Neutrino Resources, Inc ("Neutrino") was served with a lawsuit in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Canada. The plaintiffs are two former executive officers of Neutrino and directors of Southern Mineral Corporation. The suit alleges wrongful termination and breach of Employment Contracts and seeks damage of approximately CDN $1,000,000 (US$670,000). Southern Mineral and its counsel believe that the suit is completely without merit.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27.1  Financial Data Schedule


        (b) Report on Form 8-K:


            1. Current report on Form 8-K, dated July 30, 1999, announcing the sale of certain oil and gas properties by the Company to ANR Production Company and the delisting of the Company's Common Stock from the Nasdaq Mutual Market.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN MINERAL CORPORATION

                              By             /s/ Michael E. Luttrell
                                  ------------------------------------------
Date:  November 22, 1999                     Michael E. Luttrell
                                       Vice President-Finance and Chief
                                                Financial Officer