Form 10-Q/A
period 1999-09-30
SOUTHERN MINERAL CORP
filed 1999-11-23
CIK 92223

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

PART I.   FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998..........    3
 Unaudited Consolidated Statements of Operations for the three months and nine months ended
   September 30, 1999 and 1998...................................................................    4
 Unaudited Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1999 and 1998...................................................................    5
 Notes to Unaudited Consolidated Financial Statements............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   Liquidity and Capital Resources...............................................................   13
   Financial Condition and Results of Operations.................................................   16

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................   20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   21

Item 6.  Exhibits and Reports on Form 8-K........................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                                    September 30,          December 31,
                                                                                        1999                   1998
                                                                                    -------------          ------------
ASSETS                                                                                (Unaudited)
CURRENT ASSETS
  Cash.............................................................................      $  1,271             $  1,541
  Receivables......................................................................         4,825                5,602
  Other............................................................................           577                  633
                                                                                         --------             --------
  Total current assets.............................................................         6,673                7,776

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
  EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
  Oil and gas producing properties.................................................       130,901              136,833
  Mineral rights...................................................................             -                  167
  Unproven properties..............................................................         2,435                5,454
  Office equipment.................................................................           545                  580
  Accumulated depreciation, depletion and amortization ............................       (34,988)             (28,847)
                                                                                         --------             --------
                                                                                           98,893              114,187
PROPERTIES HELD FOR SALE AND OTHER.................................................         5,554                6,327
                                                                                         --------             --------
  Total assets.....................................................................      $111,120             $128,290
                                                                                         ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.................................................................      $  7,647             $ 10,300
  Canadian bank loan...............................................................        18,837               18,490
  Current portion of long-term debt................................................         5,564               13,124
                                                                                         --------             --------
  Total current liabilities........................................................        32,048               41,914

LONG-TERM DEBT (LESS CURRENT PORTION)..............................................        52,170               64,370
DEFERRED INCOME TAXES..............................................................         6,815                7,279
STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share; authorized 5,000,000 shares at
  September 30, 1999; none issued
 Common stock, par value $.01 per share; authorized 50,000,000 shares at
  September 30, 1999; issued 12,956,397 and 12,884,672 shares at September 30, 1999 and December 31, 1998, respectively; outstanding
  12,865,174 and 12,793,449 shares at September 30, 1999 and
  December 31, 1998,  respectively.................................................           130                  128
Additional paid-in capital.........................................................        30,874               30,848
Accumulated other comprehensive loss-foreign currency
  translation adjustment...........................................................        (1,196)              (2,304)
Retained deficit...................................................................        (9,669)             (13,893)
Less: Treasury stock...............................................................           (52)                 (52)
                                                                                         --------             --------
   Total stockholders' equity......................................................        20,087               14,727
                                                                                         --------             --------
   Total liabilities and stockholders' equity......................................      $111,120             $128,290
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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         ------------------
                                                           1999       1998
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..................................    $  4,224   $ (4,824)
  Adjustments to net income..........................      (3,965)     7,600
                                                         --------   --------
    Net cash provided by (used in) operating
     activities......................................         259      2,776

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of properties..................      22,416         28
  Acquisition of Amerac, net of cash received........                   (764)
  Acquisition of Neutrino, net of cash received......                (34,091)
  Capital expenditures...............................      (2,439)   (13,452)
  Other..............................................                     (2)
                                                         --------   --------
    Net cash provided by (used in) investing
     activities......................................      19,977    (48,281)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt.........................     (20,114)    (9,500)
  Proceeds from long-term debt.......................                 47,892
  Debenture offering costs...........................                    (12)
  Payments on note payable...........................                   (208)
  Loan acquisition costs.............................        (416)      (205)
  Proceeds from issuance of common stock.............                     (7)
                                                         --------   --------
    Net cash (used in) provided by financing
     activities......................................     (20,530)    37,960

Effect of exchange rate changes on cash..............          24     (1,741)
                                                         --------   --------

Net decrease in cash and cash equivalents............        (270)    (9,286)
Cash and cash equivalents at beginning of period.....       1,514     10,011
                                                         --------   --------
Cash and cash equivalents at end of period...........    $  1,271   $    725
                                                         ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest.............................    $  4,712   $  3,458
  Cash paid for taxes................................         422        137

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Acquisition of Amerac
    Property and equipment.............................         -     15,743
    Issuance of common stock...........................         -     15,000
    Accounts receivable and other current assets.......         -      1,527
    Accounts payable...................................         -      1,507

  Acquisition of Neutrino for cash, common stock and
   assumption of debt
    Property and equipment.............................         -     65,089
    Issuance of common stock...........................         -      1,095
    Accounts receivable................................         -      3,350
    Prepaids and other current assets..................         -        363
    Accounts payable...................................         -      5,368
    Other assets.......................................         -         53
    Long term debt.....................................         -     19,632
    Deferred tax liability.............................         -      8,668

  Issuance of common stock in exchange for Amerac
   common stock......................................           -         50
  Issuance of common stock for property acquisition..           -          -
  Directors' fees paid in stock......................          26        128

   The accompanying notes to unaudited consolidated financial statements of
                         Southern Mineral Corporation
           and subsidiaries are an integral part of these statements

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


NOTE 4.  LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1999 and December 31, 1998 (in thousands):

                                                                                         September 30,          December 31,
                                                                                             1999                   1998
                                                                                      -------------------   --------------------
Domestic bank credit facility.......................................................             $ 16,333               $ 35,910
Canadian bank credit facility (U.S.  Dollars).......................................               18,837                 18,490
Convertible subordinated debentures.................................................               41,400                 41,400
Other...............................................................................                    1                    184
                                                                                                 --------               --------
  Total indebtedness................................................................               76,571                 95,984
Less:   Current maturities of long-term debt........................................                5,564                 13,124
        Canadian bank credit facility (U.S. Dollars)................................               18,837                 18,490
                                                                                                 --------               --------
                                                                                                 $ 52,170               $ 64,370
                                                                                                 ========               ========


On March 29, 1999, the Company entered into a restructured and amended credit facility ("Amended Credit Facility") with its domestic lenders. The Amended Credit Facility provided for a borrowing base of $19,353,000, plus a principal
tranche of  $12,500,000   ("Tranche A") that was due to mature on September 1,
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

Depreciation, depletion and amortization ("DD&A") decreased 14% to $2,562,000 in the third quarter of 1999 compared to $2,988,000 in 1998. On a unit of equivalent production basis, DD&A increased 28% from $0.82 per Mcfe to $0.82 per Mcfe to $1.05 per Mcfe. The increase reflects the sales of primarily natural gas properties from Neutrino in the fourth quarter of 1998, the mineral and royalty interests in the first quarter of 1999 and the Brushy Creek Field in the third quarter of 1999 with lower per unit average depletion costs.

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



                              SOUTHERN MINERAL CORPORATION

                              By             /s/ Michael E. Luttrell
                                  ------------------------------------------
Date:  November 23, 1999                     Michael E. Luttrell
                                       Vice President-Finance and Chief
                                                Financial Officer