Form 10-K
period 1999-12-31
SOUTHERN MINERAL CORP
filed 2000-04-05
CIK 92223

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE ACT OF 1934
                   For the transition period from          to

                         Commission file number 0-8043

                          SOUTHERN MINERAL CORPORATION
            (Exact name of registrant as specified in its charter.)

          Nevada                                36-2068676
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

     1201 Louisiana, Suite 3350
           Houston, Texas                        77002-5609
(Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:    (713) 658-9444

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
         Title of each class                  on which registered
       -----------------------               ----------------------
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
                    Yes             No    X
                       --------        -------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 2000, 13,014,397 shares of Common Stock were outstanding and the aggregate market value of these shares at such date (based upon the last reported sales price on the OTC Bulletin Board of $0.34 per share) held by non-affiliates of the Registrant was approximately $4.425 million. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

================================================================================

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Southern Mineral Corporation, a Nevada corporation, with its subsidiaries ("Southern Mineral" or the "Company"), is an independent oil and gas company headquartered in Houston, Texas. The Company is engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast of the United States, in Canada and in Ecuador. The Company conducts its operations in Canada exclusively through its wholly - owned subsidiary, Neutrino Resources Inc. ("Neutrino"). The Company's business strategy is to increase reserves and shareholder value through a balanced program of acquisitions, exploitation and exploration.

     In February 1999, the Board of Directors of the Company retained CIBC World Markets Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value. On July 21, 1999, the Company announced that its Board of Directors had approved a restructuring of the Company that involved a $20.6 million equity infusion, the sale of the Brushy Creek and Texan Garden Fields in Texas and an exchange offer for its 6.875% convertible subordinated debentures due 2007. The restructuring plan, as initially filed with the Securities and Exchange Commission, would have substantially reduced the current common stockholders interest in the Company. Based upon discussions with certain of the holders of its debentures, the Board of Directors of the Company concluded that the restructuring could not be consummated on the terms contemplated.

     On October 29, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company (the "Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code ("Bankruptcy Code") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division (the "Bankruptcy Court"). The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the Company and Debtor Subsidiaries have the exclusive right for 120 days following the Petition Date to file a plan of reorganization with the Bankruptcy Court. On February 25, 2000, the Company and its Debtor Subsidiaries filed a plan of Reorganization ("Plan") and Disclosure Statement dated February 25, 2000 ("Disclosure Statement") extending the exclusivity period to solicit acceptances of its Plan until April 26, 2000. The hearing to consider the approval of the Disclosure Statement will be held on April 17, 2000.

     The decision to seek protection was taken by the Company and Debtor Subsidiaries because the Company concluded that a restructuring of its indebtedness could not be completed without the protection and assistance of the Bankruptcy Court. Timing of the bankruptcy filing was imposed by several factors, including the possible acceleration of the Company's $16.1 million of indebtedness by its domestic bank creditors and the inability of the Company and its debenture holders to reach a satisfactory compromise regarding the consideration to be received in the previously proposed restructuring. The Company's lack of liquidity during the restructuring period had made the process of working through this problem significantly more difficult.

     The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. On February 25, 2000, the Company filed a Plan and is in the process of finalizing an Amended Plan ("Amended Plan") having terms negotiated with its unsecured creditor's committee ("Committee"). On March 7, 2000, the Committee filed a motion to terminate the Company's exclusivity period. The Committee has agreed to extend the hearing on their motion until April 17, 2000 due to the continuing negotiations with the Company related to the Amended Plan. The consummation of an Amended Plan is the primary objective of the Company. The Amended Plan sets forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. The Amended Plan would result in, among other things, potential substantial dilution in the future of existing shareholders as a result of the issuance of securities to creditors or new investors. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

     The Amended Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims after payment of all Bankruptcy Court approved administrative expenses as follows:

 .    Domestic secured debt shall be paid in full with interest at non-default rate and expenses of no greater that $100,000 with proceeds from a new secured credit facility to be obtained by the Company.

 .    All other creditors other than domestic secured debt and amounts owed debenture holders shall be paid in cash over periods ranging from 1 to 14 months.

     Debenture holders shall be satisfied as follows:

 .    Cash payment of approximately $1.4 million

 .    Issuance of Convertible Preferred Stock with liquidation preference of
     $38.5 million.

     The terms of the Preferred Stock will be generally as follows:

        .    Amount - $38.5 million with liquidation preference.

        . Type - convertible into 78% of the fully diluted common stock outstanding at confirmation (subject to certain limitations).

        . Dividends - 7.5% per annum, accumulating semi - annually with no dividends payable or accrued during the first two years following confirmation and payable thereafter as permitted by new secured credit facility when funds are legally available and as properly declared by the Board of Directors.

        . Board of Directors - two appointed by the creditor's committee, two from existing board and fifth chosen by the four, all with two year terms.

        . Other - Subject to conversion rights, optional redemption and voting rights provisions.

     Existing common stock, option and warrants will remain outstanding with no change in terms and conditions.

     This summary is not intended to be a complete discussion of all the terms and conditions of the Amended Plan. The general terms have been verbally agreed to by the creditors' committee appointed by the Bankruptcy Court. The Bankruptcy Court has not approved the adequacy of the final Amended Plan or Disclosure Statement and the creditors' committee can only recommend the approval of the Amended Plan by creditors of the Company and Debtor Subsidiaries. Final approval and confirmation of the Amended Plan will not occur until voted on by all affected parties and approval by the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or shareholders. As a result of the bankruptcy filing, all of the Company's and Debtor Subsidiaries, liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to acquire, explore for and develop oil and gas reserves.

     In the ordinary course of business, the Company makes substantial capital expenditures for the acquisitions, exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas production. Lower hydrocarbon production associated with a reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in later years, which could have a material adverse effect on the Company.

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

     Subsequent to the Petition Date, the Company and its Debtor Subsidiaries filed a Motion for Order Authorizing Use of Cash Collateral (the "Cash Collateral Order"), pursuant to which the Company and its Debtor Subsidiaries sought the use of the secured domestic banks' cash collateral in on-going operations. On November 29, 1999, the Bankruptcy Court entered an order granting the Company and its Debtor Subsidiaries authority to use cash collateral in accordance with an approved budget until January 31, 2000. On January 31, 2000, the Bankruptcy Court entered an order granting an extension of the authority to use cash collateral in accordance with an approved budget until April 30, 2000. To the extent that on going expenses are reflected on the court-approved budget, the Company and its Debtor Subsidiaries are permitted to make such expenditures. The Company has as of February 29, 2000 approximately $1.8 million in cash and cash equivalents that can be used for operations pursuant to the terms of the Cash Collateral Order.

     The Company does not presently anticipate the need for debtor-in-possession financing in order to pursue its business strategy.

ACQUISITION ACTIVITIES

     Neutrino Resources Inc. In July 1998, the Company acquired, for cash, all of the outstanding shares of Neutrino, an independent oil and gas company located in Calgary, Canada. Following the acquisition, the Company consolidated its other Canadian assets into Neutrino, and began to operate in Canada exclusively through Neutrino. The total purchase price of Neutrino was $57,198,000, including assumption of debt and working capital deficit. Additionally, approximately 324,000 shares of Southern Mineral Common Stock were issued to key Neutrino management personnel in consideration for retention and other obligations.

     Neutrino's principal assets at December 31, 1999 include two core areas in central and southern Alberta, Canada: (i) the Pine Creek Field and (ii) the Inverness/Swan Hills Field. In late 1998, an oil discovery was made at Gift Lake in north central Alberta. At year-end 1999, Neutrino's proved reserves totaled
3.9 million barrels of liquids (oil, condensate and natural gas liquids) and
18.8 billion cubic feet (Bcf ) of natural gas. In 1999, the Company's Canadian production was approximately 494,000 barrels of liquids and 2,300 million cubic feet (MMcf) of natural gas. On March 1, 2000, the Company sold its interests in the Inverness/Swan Hills Field for approximately $9.0 million resulting in a loss of $5.3 million which was recorded in the Company's financial statements as an impairment charge at December 31, 1999.

     Amerac Energy Corporation. In January 1998, the Company issued 3,333,333 shares of its Common Stock for all the outstanding shares of Amerac Energy Corporation ("Amerac") in a merger effective January 28, 1998. At January 1, 1998, Amerac had proved reserves of 32.7 billion cubic feet of gas equivalent (Bcfe) according to a report prepared by a major independent engineering firm. Subsequent to the acquisition, a number of non-strategic Amerac properties were sold, and the remainder became a part of the Company's U.S. oil and gas asset base.

     Big Escambia Creek, Alabama. During 1997 and 1998, the Company acquired working interests in the Big Escambia Creek Field and the surrounding area in a series of six transactions. The largest acquisition was the purchase of BEC
Energy, Inc. in May 1997, for $10.6 million.   Thereafter, the Company acquired
additional working interests in the area for $12.1 million.

     The Big Escambia Creek Field represents the Company's largest asset in terms of reserves with approximately 2.2 million barrels of oil equivalent (MMboe) proved reserves as of December 31, 1999. In addition to sales of oil and gas, the Company earned $779,000 in revenues during 1999 from the sale of sulfur from the field.

     Lake Raccourci Field, Lafourche Parish, Louisiana. In November 1997, the Company acquired a 22.5% working interest in two producing wells in the Lake Raccourci Field for $5.4 million and subsequently drilled a successful third well . In addition, the Company is party to a 10,000 acre farm-out from Exxon, providing further development potential to the project. One successful development well was drilled in 1999, and the operator currently plans two additional development locations in 2000. As a result of liquidity issues, the Company farmed out the development well in 1999 for a 20% after payout interest. Proved reserves at year-end 1999 were approximately 538,000 barrels of oil equivalent (boe).

     Santa Elena Project, Ecuador. In June 1997, the Company acquired a 10% interest in the Santa Elena Project for approximately $2.8 million. The Ancon Field, in the Santa Elena concession, was originally discovered in 1921 and has produced over 128 million barrels of oil, with peak production rates of 10,000 barrels per day in 1955. In July 1996, Compania General de Combustibles S.A. ("CGC") acquired a 20 year concession for the Santa Elena Project. CGC implemented a redevelopment plan consisting primarily of mechanical remediation and improvements in field delineation. The remediation and delineation efforts to improve and sustain higher production rates have generally been disappointing; however, at year-end 1999 proved reserves exceeded 331,000 (barrels).

     A key consideration in acquiring the Santa Elena interest was the significant exploration potential contained on the concession. Over 400 kilometers of new 2-D seismic has been acquired with the expectation that exploratory drilling will commence in mid-2000. Plans currently call for the drilling of two exploratory wells in 2000, which are being funded out of cash flow from the project.

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

     Gift Lake, Alberta, Canada. In late 1998, the Company discovered oil in its first well at Gift Lake. Additional acreage was subsequently acquired in the area to expand the Company's position. A second well was drilled at Gift Lake but was unsuccessful. The Company operates and holds working interests ranging from 50% to 55% in 6,720 gross acres at Gift Lake and has identified a number of leads and prospects on this acreage.

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

     Osprey Prospect, Offshore, Texas. The Osprey Prospect is located in shallow waters offshore Texas near Matagorda Island. The Company has leased 1,360 acres and obtained a farm-in on an additional 640 acres to complete the prospective lease block. The Company operates and owns a 100% interest in the prospect and is currently seeking industry partners to participate in an exploratory test well.

     Yoakum Field, Texas. In late 1999, the Company participated, through a farmout, in a successful horizontal reentry in the Edwards limestone formation. A second horizontal well was commenced in February 2000. After evaluation of this second well, the Company will decide whether further development is warranted. The Company owns a 25% working interest in the first two wells and 100% working interest in approximately 2,000 adjacent acres.

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

DIVESTITURES

     During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, Mississippi and New Mexico for approximately $6,000,000.

     In July 1999, the Company agreed to sell properties consisting of certain proven and unproven property interests in Texas to ANR Production Company. The properties include all of the Company's interest in the Brushy Creek and Texan Gardens Fields in Dewitt, Lavaca and Hidalgo counties of Texas. The sale of its interests in the Brushy Creek Field and Texan Gardens Field was closed for $16.0 million.

     Neutrino sold in the fourth quarter of 1999 its interest in two non - core properties in Alberta, Canada for approximately $3.7 million. In March 2000, the Neutrino sold its interests in Inverness and Swan Hills in Alberta, Canada, for $9.0 million.

RISK FACTORS

     Forward-Looking Statements. All statements other than statements of historical fact contained in this report, including statements in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements. When used herein, the words "budget", "expressions", "anticipate", "expects", "believes", "seeks", "goals", "plans", "strategy", "intends", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements and no assurance can be given that the expectations will prove correct. In reliance upon the Private Securities Litigation Reform Act of 1995, factors identified by the Company that could cause the Company's future results to differ materially from the results discussed in such forward-looking statements are included herein. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph and shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.

     High Financial Leverage and Liquidity. As of March 16, 2000, the Company's total outstanding indebtedness was approximately $62.9 million, which is secured by substantially all of the assets of the Company and its subsidiaries. Cash on hand at February 29, 2000 was approximately $2.0 million. This substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and, as a result, may not have the necessary resources to respond to market conditions and opportunities. At March 16, 2000, the Company had no borrowing availability under its domestic credit facility and approximately $2.2 million under its Canadian credit facility after considering the minimum working capital requirement. The Canadian credit facility is a revolving demand loan. See Note 4 to the Consolidated Financial Statements. The Company's ability to meet its obligations is dependent upon a number of factors, many of which are outside of the Company's control and are ultimately dependent on the completion of a plan of reorganization under Chapter 11. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

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

     Approximately 49% of the Company's oil and gas revenues during the year ended December 31, 1999 were derived from Canadian properties. The costs and revenues associated with the Company's Canadian operations are denominated in Canadian dollars. The Company prepares its consolidated financial statements in U.S. dollars. Fluctuations in the value of the two currencies may cause currency translation losses for the Company or reduced revenues and earnings, or both, with respect to its Canadian operations. The Company cannot predict the effect of exchange rate fluctuations upon future operating results.

COMPETITION

     There is a high degree of competition in the oil and gas exploration and production industry. Consequently, the Company competes with many other entities for capital and desirable potential acquisitions and exploration and development prospects. The Company's competitors include the major integrated oil companies, as well as numerous independent oil and gas companies and other producers of energy sources and fuels. Many of these competitors have capital resources and other competitive advantages much greater than that of the Company, and may therefore be better able than the Company to withstand and compete during adverse market conditions. The Company's ability to generate revenues and reserves in the future will be dependent upon, among other things, its success in competing with these competitors, as to which there can be no assurances.

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

Customer                             1999     1998     1997
--------                            ------   ------   ------
     G C Marketing Company          $   -   $   -     $2,267
     Damsco Distribution             4,117   3,747     1,656
     Diasu Oil & Gas Co., Inc.          -       -      1,631
     Global Petroleum Marketing      2,931      -         -
     Canpet Energy Group Inc.        2,793      -         -

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

EMPLOYEES

     At March 16, 2000, the Company employed 20 full-time persons and 8 consultants. The Company is not subject to a collective bargaining agreement and believes that its relations with its employees and consultants are good.

Item 2.   Description of Properties

GENERAL

     At December 31, 1999, the Company held working interests in 431 gross wells in the continental United States, 863 in Ecuador and 1,359 in Canada. Approximately 45.4% of the Company's proved reserves are oil and liquids, and approximately 54.6% are gas, measured in energy equivalent barrels of oil (natural gas is converted at the rate of six thousand cubic feet of gas for each barrel of oil).

OIL AND GAS RESERVE INFORMATION

     The following table reflects the estimated proved reserves of the Company. The Company's estimates of reserves filed with federal agencies, including the Securities Exchange Commission, agree with the information set forth below. The oil and gas reserves are principally onshore in the continental United States, Canada and Ecuador. The Company's reserve information has been based on estimates prepared by or audited by independent petroleum engineers. Netherland, Sewell & Associates, Inc. ("NSA") prepared the domestic reserve estimates as of December 31, 1997 and 1999 and audited the December 31, 1996 domestic reserve estimates prepared by the Company. NSA prepared most of the domestic reserve estimates as of December 31, 1998. The Company prepared the remaining reserve estimates, and Ryder Scott Company ("RSC") audited those results. McDaniel & Associates Consultants Ltd. prepared the Canadian reserve estimates as of December 31, 1996 and 1997. Chapman Petroleum Engineering Ltd. prepared most of the Canadian reserve estimates as of December 31, 1998 and 1999, while Gilbert Laustsen Jung Associates Ltd. prepared the remaining Canadian reserve estimates as of such dates. The year-end estimates as of December 31, 1999 were negatively affected relative to amounts previously reported due to downward revisions of previous estimates. The downward revisions, totaling 492,816 BOE, related to the Company's properties in the U.S. totaling 368,500 BOE and in Canada totaling 124,316 BOE. The U.S. revisions resulted from differences in interpretation between the current and predecessor independent engineering firms. The Canadian revisions resulted primarily from decreased production performance in 1999. These differences, many of which relate to classification of reserves within the different oil and gas reserve categories (i.e. proved, probable and possible) are due to the numerous engineering, geological and operational assumptions that generally are derived from limited data. The Ecuador reserves were prepared by RSC as of December 31, 1997. As a result of the decline in world oil prices, the Company's reserves in Ecuador were not economic as of December 31, 1998 which resulted in the elimination of all units. The Company's U.S. oil reserves (including, oil, condensate and natural gas liquids) have been prepared using average oil prices received by the Company of $24.31, $9.67 and $16.91 per barrel and gas reserves were prepared using average prices received by the Company of $2.12, $2.17 and $2.20 per Mcf, as of December 31, 1999, 1998 and 1997, respectively. The Canadian reserves have been prepared using average oil prices received by the Company of $22.34, $8.71 and $15.30 per barrel and average natural gas prices of $2.02, $1.72 and $1.34 per Mcf, as of December 31, 1999, 1998 and 1997, respectively. Ecuador reserves were prepared using an average oil price of $24.16 and $18.00 per barrel as of December 31, 1999 and 1997, respectively. See Item 1 "Risk Factors" and "Business Risks" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to the Consolidated Financial Statements".

                                       U.S.                   ECUADOR                    CANADA                    TOTAL
                             -----------------------    ---------------------     --------------------     ---------------------
                                Oil           Gas                      Gas           Oil         Gas           Oil         Gas
PROVED RESERVES                (Bbls)        (Mcf)        Oil         (Mcf)         (Bbls)      (Mcf)         (Bbls)      (Mcf)
---------------              ---------    ----------    --------     --------     ---------   --------     ----------   ---------
Balance, December 31, 1996     715,854    22,798,358          -            -       635,300    5,341,000    1,351,154    28,139,358
Extensions, discoveries
  and additions                 20,480     2,869,630      26,395           -        15,774       95,139       62,649     2,964,769
Revisions of previous
  estimates                     53,743      (814,731)    (26,395)          -       (30,595)     384,760       (3,247)     (429,971)
Purchase and sale of
  minerals in place (net)    1,746,890     7,702,198     489,971           -        (1,793)    (295,974)   2,235,068     7,406,224
Production                    (186,759)   (2,554,072)    (23,966)          -       (93,486)    (942,625)    (304,211)   (3,496,697)
                             ---------   -----------    --------        ----     ---------   ----------    ---------   -----------
Balance, December 31, 1997   2,350,208    30,001,383     466,005           -       525,200    4,582,300    3,341,413    34,583,683
Extensions, discoveries
  and additions                237,189    12,903,760           -           -       170,912            -      408,101    12,903,760
Revisions of previous
  estimates                   (192,935)   (2,362,293)   (437,413)          -             -            -     (630,348)   (2,362,293)
Purchase and sale of
  minerals in place (net)    1,004,373    12,066,855           -           -     3,656,928   24,914,483    4,661,301    36,981,338
Production                    (406,920)   (4,219,528)    (28,592)          -      (321,040)  (2,212,983)    (756,552)   (6,432,511)
                             ---------   -----------    --------        ----     ---------   ----------    ---------   -----------
Balance, December 31, 1998   2,991,915    48,390,177           -           -     4,032,000   27,283,800    7,023,915    75,673,977
Extensions, discoveries
  and additions                131,397     1,110,740           -           -             -            -      131,397     1,110,740
Revisions of previous
  estimates                    339,573     5,186,006     367,202           -       707,794   (5,654,126)   1,414,569      (468,120)
Purchase and sale of
  minerals in place (net)     (175,573)  (18,101,385)          -           -      (293,444)    (512,147)    (469,017)  (18,613,532)
Production                    (326,584)   (3,095,456)    (35,473)          -      (494,350)  (2,299,527)    (856,407)   (5,394,983)
                             ---------   -----------    --------        ----     ---------   ----------    ---------   -----------
Balance, December 31, 1999   2,960,728    33,490,082     331,729           -     3,952,000   18,818,000    7,244,457    52,308,082
                             =========   ===========    ========        ====     =========   ==========    =========   ===========
PROVED DEVELOPED RESERVES
-------------------------
Balance, December 31, 1997   2,334,122    29,156,068     466,005           -       525,200    4,582,300    3,325,327    33,738,368
Balance, December 31, 1998   2,731,986    40,605,557           -           -     3,899,100   26,773,600    6,631,086    67,379,157
Balance, December 31, 1999   2,668,623    25,940,224     331,729           -     3,559,476   18,552,200    6,559,828    44,492,424

Production and Price History

     The following table sets forth certain information concerning the Company's annual net oil and gas production and average price information for the year ended December 31:

Production:                                         1999         1998         1997
                                                 ----------   ----------   ----------
   Oil and NGLs (Bbls)
      U.S.                                          326,584      406,920      186,759
      Ecuador                                        35,473       28,592       23,966
      Canada                                        494,350      321,040       93,486
                                                 ----------   ----------   ----------
          Total                                     856,407      756,552      304,211
                                                 ==========   ==========   ==========
   Gas (Mcf)
      U.S.                                        3,095,456    4,219,528    2,554,072
      Ecuador                                           ---          ---          ---
      Canada                                      2,299,527    2,212,983      942,625
                                                 ----------   ----------   ----------
          Total                                   5,394,983    6,432,511    3,496,697
                                                 ==========   ==========   ==========
Average sales prices:
   Oil and NGLs ($ per Bbl)
      U.S.                                       $    15.30   $    12.11   $    17.73
      Ecuador                                         17.60        10.15        16.10
      Canada                                          15.28        10.51        17.58
                                                 ----------   ----------   ----------
      Average                                    $    15.39   $    11.36   $    17.55
                                                 ==========   ==========   ==========
   Gas ($ per Mcf)
      U.S.                                       $     2.21   $     2.13   $     2.49
      Canada                                           1.90         1.42         1.45
                                                 ----------   ----------   ----------
      Average                                    $     2.08   $     1.89   $     2.21
                                                 ==========   ==========   ==========

Average costs ($ per Mcfe)
   Operating expenses and production taxes       $     0.84   $     0.78   $     0.69
   Depreciation, depletion and amortization            1.15         0.96         0.79


PRODUCTIVE WELLS STATISTICS

     The following table sets forth information concerning productive wells in
which the Company has an interest as of December 31, 1999.    In the following
data "Gross" refers to the total wells in which the Company has a working interest and "Net" refers to gross wells multiplied by the percentage of the working interest owned by the Company.


                                 OIL           GAS            TOTAL
                            ------------   ------------   -------------
                            GROSS   NET    GROSS   NET    GROSS    NET
                            -----   ----   -----   ----   -----   -----
Canada                      1,111   84.0     248   10.0   1,359    94.0
Ecuador                       863   86.3      --     --     863    86.3
U. S.                         156   39.9     275   26.8     431    66.7
                            -----  -----     ---   ----   -----  ------
Total                       2,130  210.2     523   36.8   2,653   247.0
                            =====  =====     ===   ====   =====  ======

DEVELOPMENT AND EXPLORATORY WELLS DRILLED

The following table sets forth the drilling results of wells in which the Company has a working interest for the year ended December 31:

                                      1999                       1998                       1997
                                  --------------           -----------------          ------------------
                                  GROSS      NET           GROSS       NET            GROSS         NET
                                  -----     -----         -------     ------          -----        -----
Exploratory:
 Oil                                  -         -               2      1.002              0         .000
 Gas                                  8     2.620               1       .250              2         .489
 Dry                                  1      .500               6      2.586              3         .495
DEVELOPMENT:
 Oil                                 11      .457              11       .970             34        1.282
 Gas                                 13      .426              26      2.588              4         .116
 Dry                                  -         -               5      2.135              8        2.246
TOTAL:
 Productive                          32     3.503              40      4.810             40        1.887
 Dry                                  1      .500              11      4.721             11        2.741

DEVELOPED AND UNDEVELOPED LEASEHOLD ACREAGE

     The following table shows the Company's leasehold interest in developed and undeveloped oil and gas acreage as of December 31, 1999. In the following data "Gross" refers to the total acres in which the Company has a working interest and "Net" refers to gross acres multiplied by the percentage of the working interest owned by the Company.

                                      DEVELOPED          UNDEVELOPED
                                       ACREAGE             ACREAGE
                                   -----------------   ----------------
                                    GROSS      NET      GROSS     NET
                                   -------   -------   -------   ------
UNITED STATES
Alabama                             11,539     2,345         -        -
Arkansas                                 -         -     1,799      450
Colorado                             1,920        21         -        -
Kansas                               1,360        53         -        -
Louisiana                           34,728     2,780       392      131
Mississippi                          2,880        85         -        -
Montana                                160         9         -        -
New Mexico                          18,720       227         -        -
North Dakota                           800        48         -        -
Oklahoma                            13,380       578         -        -
Oregon                                  80        80         -        -
Texas                               80,125     9,072    17,372   13,541
Utah                                 5,120       228    20,880    4,391
Wyoming                             70,699       811         -        -
                                   -------    ------    ------   ------
      Total-United States          241,511    16,337    40,443   18,513
                                   =======    ======    ======   ======

CANADA
Alberta                            189,744    37,751   133,024   27,957
Saskatchewan                         2,915       352     5,347    5,188
British Columbia                     7,415       547    12,046      813
Manitoba                             2,220     2,060       560        0
                                   -------    ------   -------   ------
      Total-Canada                 202,294    40,710   150,977   33,958

ECUADOR                             15,400     1,540   279,819   27,982
                                   -------    ------   -------   ------
      Total Leasehold Acreage      459,205    58,587   471,239   80,453
                                   =======    ======   =======   ======

     Developed acreage consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil or gas.

ITEM 3.   LEGAL PROCEEDINGS

     On September 1999, Neutrino Resources, Inc ("Neutrino") was served with a lawsuit in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Canada. The plaintiffs are two former executive officers of Neutrino and directors of Southern Mineral Corporation. The suit alleged wrongful termination and breach of Employment Contracts and sought damage of approximately CDN $1,000,000 (US$670,000). In March 2000, Neutrino settled this suit for an immaterial amount.

     On October 29, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company (the "Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code ("Bankruptcy Code") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division (the "Bankruptcy Court"). The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the Company and Debtor Subsidiaries have the exclusive right for 120 days following the Petition Date to file a plan of reorganization with the Bankruptcy Court. On February 25, 2000, the Company and its Debtor Subsidiaries filed a plan of Reorganization ("Plan") and Disclosure Statement dated February 25, 2000 ("Disclosure Statement") extending the exclusivity period to solicit acceptances of its Plan until April 26, 2000. The hearing to consider the approval of the Disclosure Statement will be held on April 17, 2000. See Part I, Item 1. Description of Business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the the Company's last fiscal year.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     The Common Stock has been quoted on the OTC Bulletin Board under the symbol "SMINQ.OB" since August 4, 1999 and is currently quoted under the symbol "SMINE.OB". From July 23, 1997 to August 3, 1999, the Common Stock was quoted on the Nasdaq National Market under the symbol "SMINQ". From March 10, 1995 until July 22, 1997, the Common Stock was quoted on the Nasdaq Small Cap Market under the symbol "SMIN". Prior to March 10, 1995, the Common Stock was quoted on the Nasdaq National Market under the same symbol.

     The Nasdaq Stock Market rules require issuers listed on the Nasdaq National Market and SmallCap Market to maintain a minimum closing bid price equal to or greater than $1.00 per share and meet certain other maintenance requirements.
On January 19, 1999, the Company was advised that its Common Stock was not in compliance with Nasdaq Stock Market minimum bid requirement. The Company attended a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance. Subsequently, the Company was notified on August 4, 1999, that its securities, including its convertible subordinated debentures, were delisted from the Nasdaq National Market and Small Cap Market. The Company believes that listing on the Nasdaq is important to maintaining the liquidity of its Common Stock and the ability of the Company to raise capital. The Company plans to pursue the relisting of its Common Stock after confirmation of its Plan of reorganization under the Bankruptcy Code. The Company cannot assure that it will be successful in its efforts to regain its Nasdaq listing in the future.

     The following table sets forth the high and low sales prices on the market systems noted above for the Company's Common Stock for the periods indicated:

                                         1999              1998
                                   ---------------  ----------------
                                    High     Low      High     Low
                                   ------   -----   -------   ------
               First Quarter        $1.00    $0.25    $5.06    $3.19
               Second Quarter        0.59     0.31     4.00     3.31
               Third Quarter         0.53     0.22     3.38     2.00
               Fourth Quarter        0.34     0.09     2.19      .44
                                    -----    -----    -----    -----
               For the Year         $1.00    $0.09    $5.06    $ .44
                                    =====    =====    =====    =====

     On March 16, 2000, the closing sale price of the Company's Common Stock, as reported by the OTC Bulletin Board was $0.34 per share.

     The Company did not declare any dividends in fiscal 1999, 1998 or 1997. The payment of future dividends on the Common Stock, if any, will be reviewed periodically by the Company's Board of Directors, and will depend upon, among other things, the Company's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, and the Company's future business prospects. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's domestic bank credit agreement and would require Bankruptcy Court approval while the Company is in bankruptcy. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     There were 977 stockholders of record on March 16, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

     1996 Stock Option Plan.   During 1997 and 1996, the Company granted options
exercisable for 170,000 and 130,000 shares of Common Stock, respectively, under the Company's 1996 Stock Option Plan ("1996 SOP"). Pursuant to the 1996 SOP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The 1996 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in the 1996 SOP was the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price thereof reported on the Nasdaq Systems.

     1997 Stock Option Plan. During 1999, 1998 and 1997, the Company granted options exercisable for 122,500, 359,200 and 135,000 shares of Common Stock, respectively, under the Company's 1997 Stock Option Plan ("1997 SOP"). Pursuant to the 1997 SOP, the Company may grant options to purchase up to 700,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The 1997 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted under the 1997 SOP was the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price reported on the Nasdaq Systems.

     Repricing of Options. The 1996 and 1997 Stock Option Plans were amended on December 21, 1998 to provide for the exchange and repricing of all the outstanding options held by current Company employees, except the President and CEO, for new options exercisable at a price lower than that of the cancelled options, bearing the same exercise term. The exercise price for the repriced options equaled $1.00, which was higher than the $0.625 per share closing price of the Company's Common Stock on the date of grant. In conjunction with severance arrangements with the certain officers and employees in 1999, the Company repriced 305,000 shares at the then current market price of $0.28, granted full vesting and extended the expiration date to August 31, 2001.

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

     1996 Employee Stock Purchase Plan. During 1999, 1998 and 1997, the Company granted options exercisable for 5,686, 5,211 and 6,297 shares of Common Stock, respectively, under the Company's 1996 Employee Stock Purchase Plan (the "SPP"). The SPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Pursuant to the SPP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to employees of the Company. Options may be granted on January 1 and July 1 of each year to eligible employees who elect to participate in the SPP. The term of each option is six months from the date of grant. The number of options granted to each participant equals the quotient of (i) the total payroll deductions authorized by the participant during the applicable option period, divided by (ii) 85% of the fair market value of the Common Stock as of the date of grant of such option. The exercise price of options under SPP is 85% of the fair market value of the Common Stock as of the date of grant or the date of exercise of such option, whichever is less, determined by reference to the most recent closing price reported on the Nasdaq Systems.

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

                    COMPARATIVE CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      As of December 31,
                                                    ------------------------------------------------------
ASSETS                                                 1999        1998       1997      1996       1995
                                                    ----------   ---------   -------   -------   ---------
Current assets                                       $ 16,424    $  7,776    $13,455   $ 2,918    $ 2,071
Property and equipment-net                             77,965     114,187     42,293    20,599     18,042
Oil and gas properties held for sale and other            345       6,327      6,127       869      1,554
                                                     --------    --------    -------   -------    -------
                                                     $ 94,734    $128,290    $61,875   $24,386    $21,667
                                                     ========    ========    =======   =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise                $ 18,201    $      -    $     -   $     -    $     -
Liabilities subject to compromise                      61,269           -          -         -          -
Current liabilities                                         -      41,914      2,956       683      5,960
Deferred income taxes                                   4,240       7,279      1,039     1,169        606
Long-term debt                                              -      64,370     41,400     3,900      9,920
Stockholders' equity                                   11,024      14,727     16,480    18,634      5,181
                                                     --------    --------    -------   -------    -------
                                                     $ 94,734    $128,290    $61,875   $24,386    $21,667
                                                     ========    ========    =======   =======    =======

WORKING CAPITAL                                      $(63,046)   $(34,138)   $10,499   $ 2,235    $(3,889)
                                                     ========    ========    =======   =======    =======

                    COMPARATIVE CONSOLIDATED OPERATING DATA
                    (in thousands, except per share amounts)

                                                                 Year Ended December 31,
                                                  ------------------------------------------------------
                                                    1999        1998        1997        1996      1995
                                                  ---------   ---------   ---------   --------   -------
REVENUES
Oil and gas                                        $25,865    $ 21,722     $13,790    $11,780    $2,044
Gains (losses) on sales of properties               11,976        (250)        413        453       170
                                                   -------    --------     -------    -------    ------
                                                    37,841      21,472      14,203     12,233     2,214
EXPENSES                                            40,701      35,624      14,815      8,164     2,488
                                                   -------    --------     -------    -------    ------
Income (loss) from operations                       (2,860)    (14,152)       (612)     4,069      (274)
Other income, expenses and deductions
  Interest and other income                            456         330         328        286       146
  Interest and debt expense                         (6,236)     (5,362)     (1,591)    (1,242)        -
                                                   -------    --------     -------    -------    ------

Income (loss) before income taxes                   (8,640)    (19,184)     (1,875)     3,113      (128)
Provision (benefit) for income taxes                (2,882)     (2,775)        174        679         9
                                                   -------    --------     -------    -------    ------
NET INCOME (LOSS)                                  $(5,758)   $(16,409)    $(2,049)   $ 2,434    $ (137)
                                                   =======    ========     =======    =======    ======

EARNINGS (LOSS)  PER SHARE OF  COMMON STOCK:
 Basic                                              $(0.45)     $(1.32)      $(.22)      $.37    $(0.02)
                                                   =======    ========     =======    =======    ======
 Diluted                                            $(0.45)     $(1.32)      $(.22)      $.34    $(0.02)
                                                   -------    ========     =======    =======    ======

Weighted average number of shares-basic             12,838      12,422       9,109      6,621     5,701
                                                   =======    ========     =======    =======    ======
Weighted average number of shares-diluted           12,838      12,422       9,109      7,114     5,701
                                                   =======    ========     =======    =======    ======

Note: In 1999, 1998 and 1997, the Company recognized a pre-tax non-cash expense of $8,686, $9,344 and $2,838, respectively, in connection with the writedown of its investment in certain oil and gas producing properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Oil and gas revenues for 1999, were $25,865,000 up 19% compared to oil and gas revenues for the same period in 1998 of $21,722,000. The increase in revenues reflects higher production volumes of crude oil and natural gas liquids ("NGL's") and increased natural gas and crude oil prices. The higher production volumes are primarily the result of the inclusion of Neutrino for an entire year in 1999 compared to 6 months of 1998 offset by decreased production related to properties sold during 1999.

     Natural gas production for 1999 was 5,395 million cubic feet ("MMcf"), a 16% decrease as compared to production for the same period in 1998 of 6,433
MMcf.   The Company's crude oil and NGL production for 1999, increased 13% to
856,407 barrels as compared to 756,552 barrels for the same period in 1998. Production levels for 1999, when compared to 1998, reflect increased production from Neutrino beginning in July 1998, offset by decreased production related to property sales from Neutrino in the fourth quarter of 1998, the domestic mineral and royalty interests in the first quarter of 1999 and the Brushy Creek and Texan Gardens Field in the third quarter of 1999.

     Average realized natural gas prices for 1999 increased 10% to $2.08 per thousand cubic feet ("Mcf") compared to $1.89 per Mcf in the same period of 1998. During 1999, crude oil prices increased 35% to $15.39 per barrel, compared to $11.36 per barrel in the same period in 1998.

     Gain on sale of properties in 1999 was $11,976,000 compared to a loss of $250,000 in 1998. The 1999 gain is primarily the result of sales of the Company's mineral interests in the first quarter and Brushy Creek and Texan Garden Fields in the third quarter of 1999.

     Production costs, including production and ad valorem taxes, increased in 1999 to $8,898,000, up 4% from $8,518,000 in the same period in 1998, due in part to the acquisition of Neutrino, which occurred in July 1998. On a cost per Mcfe basis, production costs 1999 increased to $0.84 per Mcfe, or up 8% from $0.78 per Mcfe in 1998.

     Exploration, dry hole and lease impairment expenses decreased for 1999 to $2,501,000, compared to $3,635,000 in the same period of 1998. The 1999 expense is primarily from impairments of properties held for sale and non-producing properties. The amount recorded for 1998 was due primarily to a dry hole drilled in Lafourche Parish, Louisiana in which the Company had a 93% working interest. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

     Depreciation, depletion and amortization ("DD&A") expense for 1999 increased to $12,302,000, up 17% from $10,505,000 in 1998. The Company computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. DD&A expense increased in 1999 to $1.15 per Mcfe, up 20% from $0.96 per Mcfe in 1998. The increase reflects inclusion of Neutrino beginning in July 1998 at a higher per unit average depletion cost and the sales of primarily natural gas properties of Neutrino in the fourth quarter of 1998, the domestic mineral and royalty interests in the first quarter of 1999 and the Brushy Creek Field in the third quarter of 1999, all with lower per unit average depletion costs.

     General and administrative expenses increased to $3,926,000 in 1999, up 8% from $3,622,000 in 1998. However, on a cost per Mcfe basis, general and administrative expenses increased 12% for 1999 to $0.37 per Mcfe from $0.33 per Mcfe in the same period of 1998. The increase in general and administrative expenses for 1999, when compared to 1998, is not as great as would have been expected due to the full year effect of Neutrino. Significant reductions in work force through attrition and layoffs have occurred in 1999. In 1998 the Company accrued and paid bonuses of $360,000 with no corresponding amounts in 1999.

     Impairment of proved oil and gas properties decreased to $8,686,000, down 7% compared to $9,344,000 in 1998. The 1999 impairments were primarily $3,386,000 to reflect revision of previous estimates and $5,300,000 to adjust Neutrino's cost basis in Inverness and Swan Hills Fields to their net realized value based on the estimated sales price received in 2000. Significant declines in world oil prices during 1998 resulted in a writedown in the book value of a number of proved oil and gas properties during the fourth quarter of 1998.

     Restructuring and bankruptcy costs were $4,388,000 in 1999 compared to no such costs in 1998. The Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, the estimated costs associated with the restructuring of approximately $1,372,000 were expensed during the third and fourth quarters of 1999. Since the Company's filing for bankruptcy on October 29, 1999, it has incurred approximately $553,000 related to the bankruptcy. In addition $2,463,000 capitalized as other assets for fees and expenses related to securing the domestic bank debt and convertible subordinated debentures were expensed during the fourth quarter of 1999 pursuant to Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     Interest and debt expense in 1999 was $6,236,000, compared to $5,362,000 in the same period in 1998. Interest expense increased as a result of an increase in the outstanding bank debt incurred and assumed with Neutrino in July 1998 and because of increased rates of interest charged by the Company's domestic and Canadian banks. Subsequent to the filing of bankruptcy, no additional interest was accrued in accordance with SOP 90-7. The additional interest from October 29, 1999 to December 31, 1999 would have been $474,375.

     Tax benefits in 1999 and 1998 were $2,882,000 and $2,775,000, respectively, resulting from pre-tax loss from the Company's Canadian operations.

     As a result of the above items, the Company reported a net loss in 1999 of $5,758,000 or $0.45 per basic share, compared to a loss of $16,409,000, or $1.32 per basic share in 1998.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Oil and gas revenues for 1998 were $21,722,000, up 58% compared to oil and gas revenues for 1997 of $13,790,000. The increase in revenues reflects higher production volumes of both natural gas and crude oil, partially offset by lower commodity prices. Higher production volumes were primarily the result of two significant acquisitions made by the Company during 1998 and new production from a natural gas discovery at Brushy Creek Field in Texas. The Company purchased Neutrino Resources Inc. as of June 30, 1998 and Amerac Energy Corporation in January 1998.

     Natural gas production in 1998 was 6,433 MMcf, an 84% increase compared to 1997 production of 3,497 MMcf. The Company's crude oil and natural gas liquids production in 1998 increased 149% to 756,552 barrels compared to 304,211 barrels in 1997.

     The average natural gas price in 1998 decreased 14% to $1.89 per Mcf compared to an average price of $2.21 per Mcf in 1997. Crude oil prices decreased 34% in 1998 to $11.36 per barrel compared to $17.55 per barrel in 1997.

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

     DD&A expense for 1998 increased to $10,505,000, up 149% from $4,211,000 in 1997, due primarily to the acquisitions described above. The Company computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from year to year because of revisions to reserve estimates, production rates and other factors. DD&A expenses increased per Mcfe in 1998 to $0.96 up 22% from $0.79 per Mcfe in 1997.

     General and administrative expenses increased to $3,622,000 in 1998, up 57% from $2,308,000 in 1997. On an average cost per Mcfe basis, general and administrative expenses decreased to $0.33 per Mcfe, or 23%, from $0.43 per Mcfe in 1997.

     Impairment of proved oil and gas properties increased to $9,344,000, up 229% compared to $2,838,000 in 1998. Significant declines in world oil prices during 1998 resulted in a writedown in the book value of a significant number of proved oil and gas properties during the fourth quarter of 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities and the sale of assets.

     The Company's cash flow provided by operating activities for the years ended December 31, 1999, 1998 and 1997 was $3,396,000, $6,670,000 and
$6,808,000, respectively. Additional cash in the amounts of $26,119,000 $11,508,000 and $1,063,000 were received in 1999, 1998 and 1997, respectively, from the sale of assets.

     On October 29, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company (the "Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code ("Bankruptcy Code") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division (the "Bankruptcy Court"). The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the Company and Debtor Subsidiaries have the exclusive right for 120 days following the Petition Date to file a plan of reorganization with the Bankruptcy Court. On February 25, 2000, the Company and its Debtor Subsidiaries filed a plan of Reorganization ("Plan") and Disclosure Statement dated February 25, 2000 ("Disclosure Statement") extending the exclusivity period to solicit acceptances of its Plan until April 26, 2000. The hearing to consider the approval of the Disclosure Statement will be held on April 17, 2000.

     The decision to seek protection was taken by the Company and Debtor Subsidiaries because the Company concluded that a restructuring of its indebtedness could not be completed without the protection and assistance of the Bankruptcy Court. Timing of the bankruptcy filing was imposed by several factors, including the possible acceleration of the Company's $16.1 million of indebtedness by its domestic bank creditors and the inability of the Company and its debenture holders to reach a satisfactory compromise regarding the consideration to be received in the previously proposed restructuring. The Company's lack of liquidity during the restructuring period had made the process of working through this problem significantly more difficult.

     The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. On February 25, 2000, the Company filed a Plan and is in the process of finalizing an Amended Plan ("Amended Plan") having terms negotiated with its unsecured creditor's committee ("Committee"). On March 7, 2000, the Committee filed a motion to terminate the Company's exclusivity period. The Committee has agreed to extend the hearing on their motion until April 17, 2000 due to the continuing negotiations with the Company related to the Amended Plan. The consummation of an Amended Plan is the primary objective of the Company. The Amended Plan sets forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. The Amended Plan would result in, among other things, potential substantial dilution in the future of existing shareholders as a result of the issuance of securities to creditors or new investors. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

     The Amended Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims after payment of all Bankruptcy Court approved administrative expenses as follows:

 .    Domestic secured debt shall be paid in full with interest at non-default rate and expenses of no greater that $100,000 with proceeds from a new secured credit facility to be obtained by the Company.

 .    All other creditors other than domestic secured debt and amounts owed debenture holders shall be paid in cash over periods ranging from 1 to 14 months.

     Debenture holders shall be satisfied as follows:

 .    Cash payment of approximately $1.4 million

 .    Issuance of Convertible Preferred Stock with liquidation preference of
     $38.5 million.

     The terms of the Preferred Stock will be generally as follows:

        .    Amount - $38.5 million with liquidation preference.

        . Type - convertible into 78% of the fully diluted common stock outstanding at confirmation (subject to certain limitations).

        . Dividends - 7.5% per annum, accumulating semi - annually with no dividends payable or accrued during the first two years following confirmation and payable thereafter as permitted by new secured credit facility when funds are legally available and as properly declared by the Board of Directors.

        . Board of Directors - two appointed by the creditor's committee, two from existing board and fifth chosen by the four, all with two year terms.

        . Other - Subject to conversion rights, optional redemption and voting rights provisions.

     Existing common stock, option and warrants will remain outstanding with no change in terms and conditions.

     This summary is not intended to be a complete discussion of all the terms and conditions of the Amended Plan. The general terms have been verbally agreed to by the creditors' committee appointed by the Bankruptcy Court. The Bankruptcy Court has not approved the adequacy of the final Amended Plan or Disclosure Statement and the creditors' committee can only recommend the approval of the Amended Plan by creditors of the Company and Debtor Subsidiaries. Final approval and confirmation of the Amended Plan will not occur until voted on by all affected parties and approval by the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or shareholders. As a result of the bankruptcy filing, all of the Company's and Debtor Subsidiaries, liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to acquire, explore for and develop oil and gas reserves.

     In the ordinary course of business, the Company makes substantial capital expenditures for the acquisitions, exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas production. Lower hydrocarbon production associated with a reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in later years, which could have a material adverse effect on the Company.

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

       On March 29, 1999, the Company entered into a restructured and amended credit facility ("Amended Credit Facility") with its domestic lenders. The Amended Credit Facility provided for a borrowing base of $19,353,000, plus a principal tranche of $12,500,000 ("Tranche A") that was due to mature on September 1, 1999. The borrowing base was reduced to $18,830,000 on April 1, 1999, reflecting the $6,000,000 received in March and April 1999, for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. In July and August of 1999 the sale of the Company's interests in the Brushy Creek and Texan Gardens Fields in Texas were closed for $15.2 million and $0.8 million, respectively. The majority of the net proceeds were applied to the Company's Amended Credit Facility with $5.0 million being applied to the borrowing base facility and $9.6 million to the Tranche A obligation. In September and October 1999, the Amended Credit Facility was further amended to extend the ultimate due date of the Tranche A principal to October 28, 1999. As of December 31, 1998, Tranche A principal was classified as current portion of long-term debt in the Company's Consolidated Balance Sheet. As of December 31, 1998, the Company was in compliance with the terms and conditions of the Amended Credit Facility, as revised. Due to the bankruptcy filings on October 29, 1999, the Company is no longer in compliance with certain provisions of the Amended Credit Agreement. As of December 31, 1999, the entire amount outstanding under the Amended Credit Facility was included in Liabilities Subject to Compromise on the Consolidated Balance Sheet. See Note 2 - Bankruptcy Filing.

     The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company including
tangible net worth and cash flow coverage covenants.   On December 31, 1999,
outstanding borrowings under the Amended Credit Facility were $16,109,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (8.5% at December 31,
1999) to the extent of the borrowing base utilized and at Bank Index Rate plus 1% on Tranche A principal.

       The working capital and net cash balances available at December 31, 1999 may be used to cover some of the liabilities subject to compromise pursuant to a final plan of reorganization. The Company's capital expenditures for 2000 will remain subject to the approval and supervision of the Bankruptcy Court until plan confirmation and may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties, the availability of capital and the consent of the Company's creditors.

     Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1%
stamping fee.   At December 31, 1999, the Canadian Bank prime rate was 6.5% and the Bankers Acceptance Rate for 30-day maturities was 5.25%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties and the Company's financial condition. At December 31, 1999, outstanding borrowings under the Canadian Credit Facility were Cdn $20,040,057 (US $13,876,234). On March 3, 2000 subsequent to the sale of certain oil and gas properties, the borrowing base under the Canadian Credit Facility was reduced to Cdn $11,050,000 (US $7,624,500). The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino including, at each quarter's end, maintenance of a positive working capital through maturity. The borrowing base under the Canadian Credit Facility is subject to semi-annual
redeterminations.   As of December 31, 1999,  Neutrino was in compliance with
the terms of the Canadian Credit Facility.   The outstanding balance under the
Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company. The Company's financial condition and liquidity are impacted by prices the Company receives for its oil and natural gas.

In the first quarter of 1999, oil and natural gas prices continued to be weak, but began to strengthen early in the second quarter. Judgments by the Canadian lender regarding the level of future oil and natural gas prices, among other things, will impact their borrowing base determinations for the Company's Canadian Credit Facilities.

     The Company's substantial leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and as a result, may not have the necessary resources to respond to market conditions and opportunities. The Company's high level of indebtedness, covenant requirements and working capital deficit subjects it to risks of default, which significantly impaired its ability to meet its liquidity needs. The Company's Amended Credit Facility contained provisions whereby default under the Company's Canadian Credit Facility or the 6.875% Convertible Subordinated Debentures or the filing of a bankruptcy petition create a default condition under the Amended Credit Facility. In addition, the holders of Convertible Subordinated Debentures have acceleration rights if the Company is in payment default under either its Amended Credit Facility or Canadian Credit Facility or
has filed a petition under the Bankruptcy Act.   Due to the bankruptcy filing on
October 29, 1999, the Company is in default under its Amended Credit Facility, the Canadian Credit Facility and the 6.875% Convertible Subordinated Debentures.

     The Company's financial condition at the end of 1998 resulted in the Company's independent auditors, in their opinion on the 1998 financial statements, disclosing their substantial doubt about the Company's ability to continue as a going concern. In February 1999, the Board of Directors of the Company retained CIBC World Markets Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value. On July 21, 1999 the Company announced that its Board of Directors had approved a restructuring of the Company that involved a $20.6 million equity infusion, the sale of the Brushy Creek and Texan Garden Fields in Texas and an exchange offer for its 6.875% Convertible Subordinated Debentures due 2007. The restructuring plan, as initially filed with the Securities and Exchange Commission, would have substantially reduced the current common stockholders interest in the Company. Based upon discussions with certain of the holders of its debentures, the Board of Directors of the Company concluded that the restructuring could not be consummated on the terms previously contemplated.

     Due to the Company's filing for bankruptcy on October 29, 1999 and its continuing high level of indebtedness and working capital deficit as of December 31, 1999, the Company's independent auditors' 1999 report continues to disclose their substantial doubt about the Company's ability to continue as a going concern.

     The Company was notified that effective with the close of business on August 4, 1999, its Common Stock was delisted from the Nasdaq National Market and its Convertible Subordinated Debentures were delisted from the NASDAQ Small Cap Market. This action was attributable to its inability to satisfy the Nasdaq National Market maintenance standards for the continued listing of its Common Stock. Following the delisting, the Company's Common Stock has continued to be quoted and traded on the OTC Bulletin Board under the symbol, SMINQ.OB and is currently SMINE.OB. Due to its Chapter 11 proceedings, the Company did not pursue a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock and Convertible Subordinated Debentures would impair the liquidity of the Common Stock, Convertible Subordinated Debentures and capital raising flexibility of the Company. The Company cannot assure that it will be successful in obtaining relisting of its securities once it emerges from Bankruptcy proceedings.

     Since the trading of the Company's securities will be conducted on the OTC Bulletin Board, the Company expects the spreads between the "bid and "asked" prices of the Common Stock quoted by market makers will likely be greater than in the past and shareholders will likely experience a greater degree of difficulty in trading the Common Stock. In addition, there are significant restrictions imposed by most brokerage houses on the ability of their brokers to solicit orders or recommend the purchase of securities that trade on the OTC Bulletin Board. In the majority of the cases, the purchase of the securities is limited to unsolicited offers from private investors, who have to comply with policies and practices involving the completion of time-consuming forms that can make the handling of lower-priced securities economically unattractive. Moreover, most brokerage houses do not permit lower-priced securities to be used as collateral for margin accounts or to be purchased on margin. The Company believes that the current market price of its securities may limit the effective marketability because of the reluctance of many brokerage firms and institutional investors to recommend lower-priced securities to their clients or to hold them in their own portfolios. The brokerage commission on the purchase or sale of a lower-priced securities may also represent a higher percentage of the price than the brokerage commission on a higher-priced issue.

     Capital spending in 1998 for acquisitions, development and exploration totaled $89,877,000, and was funded from cash flows from operating activities, bank debt and common stock issuance. The Company's capital spending in 1999 decreased 97% compared to $89,877,000 for 1998 to $2,954,000, and was greatly influenced by the level of oil and gas prices and the availability of excess funds beyond repayment of the September 1, 1999 Tranch A maturity. Capital availability from outside sources, including debt and equity markets, was not available.

     The Company's ratio of debt to total capitalization was 87% at December 31, 1999, compared to 87% at December 31, 1998. The Company's interest coverage ratio (calculated as income from operations plus depreciation, depletion, impairments and amortization and exploration expenses divided by interest expense) was 3.7 to 1 in 1999 compared to 1.74 to 1 in 1998.

     The Company did not declare dividends in fiscal 1999, 1998 and 1997. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's Amended Credit Facility and would require approval from the Bankruptcy Court.

YEAR 2000 ISSUES

In 1998, the Company initiated a program to prepare the Company's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Company. The Company did not encounter any critical system application or hardware failures during the date roll over to the Year 2000, and has not experienced any disruptions of business activities as a result of Year 2000 failures encountered by customers, suppliers and service providers.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the
Financial Accounting Standards Board in June 1998.   SFAS 133 standardizes the
accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal 2001. The Company has not yet determined the impact that SFAS 133 will have on its financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of market risks including the potential for adverse changes in oil and gas natural gas prices, foreign currency exchange rates and interest rates.

     The Company's revenue stream is significantly affected by the level of oil and natural gas prices, which can be volatile and over which the Company has no control or influence. The Company has utilized natural gas and oil price swaps and collars on a limited basis to hedge a portion of its exposure to commodity price fluctuations. The effect of price swaps and collars is to fix the price for a specific quantity of gas or oil for a specific time and collars are to secure a maximum and minimum price for a specific time. The Company uses the deferral method of accounting for its natural gas and oil price swaps and collars and therefore offsets any gain or loss on the swap collars contracts with the realized prices for its production. At December 31, 1999, the Company had no fixed natural gas or oil swaps or collars. Upon filing of bankruptcy, the then outstanding third party hedges were cancelled by the counter-parties.

     The Company operates in Canada and Ecuador, as well as the United States and, as a result, is exposed to some foreign exchange rate risk. Natural gas prices in Canada and oil prices in Canada and Ecuador tend to respond to changes in the value of the local currencies versus the U.S. dollar. The Company believes the economic exposure to it from fluctuations in currency exchange rates is not material to its financial condition, results of operations or cash flows.

     The Company has three primary sources of debt financing: (i) its domestic bank credit facility, (ii) its Canadian bank credit facility, and (iii) $41,400,000 in 6.875% convertible subordinated debentures due in 2007 (the "6.875% Convertible Debentures"). In Canada, the Company has utilized interest rate swaps as a means of fixing the interest rate on a large portion of its indebtedness. The following table presents the Company's indebtedness at December 31, 1999 as it relates to interest rate type and maturity. Given the amount of the Company's variable rate indebtedness at December 31, 1999, and taking into account the interest rate hedge arrangements currently in place, a 10% change in interest rates would imply an annualized change in pre-tax interest expense of approximately $140,000.

                           2000           2001           Thereafter        Total        Fair Value
                           ----           ----           ----------        -----        ----------
Variable Rate
  Domestic Bank Debt   $16,108,455               -                 -   $16,108,455      $16,108,455
  Canadian Bank Debt        28,234               -                 -        28,234           28,234
                       -----------                                     -----------      -----------
                        16,136,689                                      16,136,689       16,136,689
     Average Rate             8.68%                                           8.68%

Fixed Rate
  6.875% Convertible
    Debentures                                           $41,400,000   $41,400,000      $14,076,000
  Canadian Bank Debt   $10,386,000      $3,462,000                 -    13,848,000       13,848,000
                       -----------      ----------       -----------   -----------      -----------
                       $10,386,000      $3,462,000       $41,400,000   $55,248,000      $27,924,000
     Average Rate             5.34%            5.0%            6.875%         6.47%

     The Company's 6.875% Convertible Debentures traded on the OTC Bulletin Board under the symbol "SMING" until August 1999 and there is currently no published quote. The fair value was estimated based on a price obtained from a securities broker's statement for 1999. At December 31,1999 the closing price of the debentures was 34% of face value. The interest rate on the Company's Canadian fixed rate swaps at December 31, 1999 was approximately equivalent to the Canadian floating rate. The estimated gain on liquidation of the Company's Canadian fixed rate swap position at December 31, 1999 was approximately $77,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements are filed as a part of this report. See page F-1, Index to Financial Statements. The Financial Statements Schedules are not applicable and have been omitted.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Description                                                               Number
-----------                                                               ------

 Financial Statements:

  Independent Auditors' Report............................................   F-2

  Consolidated Balance Sheets at December 31, 1999 and 1998...............   F-3

  Statements of Consolidated Operations for the Years Ended December 31,
   1999, 1998 and 1997....................................................   F-4

  Statements of Consolidated Stockholders' Equity and Comprehensive Income
   (Loss) for the Years Ended December 31, 1999, 1998 and 1997............   F-5

  Statements of Consolidated Cash Flows
   for the Years Ended December 31, 1999, 1998 and 1997...................   F-6

  Notes to Consolidated Financial Statements
   for the Years Ended December 31, 1999, 1998 and 1997...................   F-8

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Southern Mineral Corporation:

     We have audited the accompanying consolidated balance sheets of Southern Mineral Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Mineral Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has filed under Chapter 11 of the U.S. Bankruptcy Code raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             KPMG LLP

Houston, Texas
March 30, 2000

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                          CONSOLIDATED BALANCE SHEETS
                     (in  thousands, except share amounts)

                                                                                                December 31,
                                                                                           -----------------------
                                                                                             1999           1998
                                                                                           --------       --------
                                        ASSETS
Current Assets
 Cash and cash equivalents............................................................     $  1,981       $  1,541
 Receivables, net.....................................................................        4,923          5,602
 Property held for sale...............................................................        8,914            --
 Other................................................................................          606            633
                                                                                           --------       --------
     Total current assets.............................................................       16,424          7,776

Property and equipment, at cost using successful
 efforts method for oil and gas activities
   Oil and gas producing properties...................................................      120,932        136,833
   Mineral rights.....................................................................           --            167
   Unproven properties................................................................        4,443          5,454
   Office equipment...................................................................          561            580
   Accumulated depreciation, depletion and amortization...............................      (47,971)       (28,847)
                                                                                           --------       --------
                                                                                             77,965        114,187
 Other Assets.........................................................................          345          6,327
                                                                                           --------       --------
     Total assets.....................................................................     $ 94,734       $128,290
                                                                                           ========       ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Current liabilities
 Accounts payable and accrued liabilities.............................................     $      -       $ 10,484
 Accounts payable (Post-petition).....................................................        1,375              -
 Accrued liabilities (Post-petition)..................................................        2,950              -
 Canadian bank loan...................................................................       13,876         18,490
                                                                                           --------       --------
     Total current liabilities........................................................       18,201         28,974
                                                                                           --------       --------
Long-Term liabilities
 Deferred Income Taxes................................................................        4,240          7,279
                                                                                           --------       --------
     Total liabilities not subject to compromise......................................       22,441         36,253
                                                                                           --------       --------

Liabilities subject to compromise:
 Accounts payable (Pre-petition)......................................................        1,981              -
 Accrued liabilities (Pre-petition)...................................................        1,779              -
 Notes payable banks (Pre-petition)...................................................       16,109         35,910
 Subordinated debentures (Pre-petition)...............................................       41,400         41,400
                                                                                           --------       --------
     Total liabilities subject to compromise (Pre-petition)...........................       61,269         77,310
                                                                                           --------       --------

Stockholders' Equity
 Preferred stock, par value $.01 per share; authorized 5,000,000 shares at December 31, 1999; none issued
 Common stock, par value $.01 per share; authorized 50,000,000 shares at December 31, 1999; issued 13,000,360 and 12,884,672 at December 31, 1999 and 1998, respectively;
  outstanding 12,909,137 and 12,793,449
   shares at December 31, 1999 and 1998, respectively.................................          130            128
 Additional paid-in capital...........................................................       30,885         30,848
 Accumulated other comprehensive loss-foreign currency translation adjustment.........         (288)        (2,304)
 Retained deficit.....................................................................      (19,651)       (13,893)
 Less: treasury stock.................................................................          (52)           (52)
                                                                                           --------       --------
     Total stockholders' equity.......................................................       11,024         14,727
                                                                                           --------       --------
     Total liabilities and stockholders' equity.......................................     $ 94,734       $128,290
                                                                                           ========       ========

The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                   (in thousands, except per share amounts)

                                                                              For the Years Ended December 31,
                                                                          ----------------------------------------
                                                                            1999             1998           1997
                                                                          ---------        --------       --------
Revenues
 Oil and gas...........................................................    $25,865        $ 21,722        $13,790
 Gain (loss) on sales of properties and other assets...................     11,976            (250)           413
                                                                          --------        --------        -------
                                                                            37,841          21,472         14,203
Expenses
 Production............................................................      8,898           8,518          3,682
 Exploration...........................................................      2,501           3,635          1,776
 Depreciation, depletion and amortization..............................     12,302          10,505          4,211
 General and administrative............................................      3,926           3,622          2,308
 Impairment on oil and gas properties..................................      8,686           9,344          2,838
 Restructuring expenses................................................      1,372             ---            ---
 Bankruptcy expenses...................................................      3,016             ---            ---
                                                                          --------        --------        -------
                                                                            40,701          35,624         14,815
                                                                          --------        --------        -------

Loss from operations...................................................     (2,860)        (14,152)          (612)
Other income, expenses and deductions
  Interest and other income............................................        456             330            328
  Interest and debt expense............................................     (6,236)         (5,362)        (1,591)
                                                                          --------        --------        -------
Loss before income taxes...............................................     (8,640)        (19,184)        (1,875)
Provision (benefit) for foreign, federal and state income taxes
 Current provision.....................................................        575               6            304
 Deferred benefit......................................................     (3,457)         (2,781)          (130)
                                                                          --------        --------        -------
                                                                            (2,882)         (2,775)           174
                                                                          --------        --------        -------

Net loss...............................................................    $(5,758)       $(16,409)       $(2,049)
                                                                          ========        ========        =======

Net loss per share-basic...............................................    $ (0.45)       $  (1.32)       $  (.22)
                                                                          ========        ========        =======

Net loss per share-diluted.............................................    $ (0.45)       $  (1.32)       $  (.22)
                                                                          ========        ========        =======

Weighted average number of shares outstanding-basic....................     12,838          12,422          9,109
                                                                          ========        ========        =======

Weighted average number of shares outstanding-diluted..................     12,838          12,422          9,109
                                                                          ========        ========        =======


        The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                   STATEMENTS OF CONSOLIDATED STOCKHOLDERS'
                    EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                (in thousands)

                                                                           Accumulated
                                             Common Stock     Additional      Other       Retained    Treasury Stock   Stockholder's
                                          -------------------   Paid-in   Comprehensive   Earnings    ---------------
                                           Shares     Amount    Capital       Loss        (Deficit)   Shares   Amount      Equity
                                          --------   --------   -------   -------------  ----------   ------   ------  -------------
Balance at December 31, 1996                 9,089    $    91   $14,030        $     --    $  4,565      (91)   $ (52)     $ 18,634
Stock issued for directors' fees                31         --       181              --          --       --       --           181
Stock issued for stock purchase plan             9         --        29                          --       --       --            29
Stock issued for stock option plan, net          4         --        --              --          --       --       --            --
Issuance costs for private placement            --         --       (88)             --          --       --       --           (88)
Comprehensive loss:
 Net loss                                       --         --        --              --      (2,049)      --       --        (2,049)
 Foreign currency translation adjustment        --         --        --            (227)         --       --       --          (227)
                                                                                                                          ---------
Total comprehensive loss, net of tax                                                                                         (2,276)
                                          --------   --------   -------        --------    --------   ------   ------     ---------
Balance at December 31, 1997                 9,133         91    14,152            (227)      2,516      (91)     (52)       16,480
Stock issued for directors' fees                43         --       139              --          --       --       --           139
Stock issued for stock purchase plan             8         --        22              --          --       --       --            22
Issuance of common stock for property
 acquisition                                     8         --        50              --          --       --       --            50
Issuance of common stock
 in corporate acquisitions                   3,693         37    16,485              --          --       --       --        16,522
Comprehensive loss:
 Net loss                                       --         --        --              --     (16,409)      --       --       (16,409)
 Foreign currency translation
   adjustment                                   --         --        --          (2,077)         --       --       --        (2,077)
                                                                                                                          ---------
Total comprehensive loss, net of tax                                                                                        (18,486)
                                          --------   --------   -------        --------    --------   ------   ------     ---------
Balance at December 31, 1998                12,885   $    128   $30,848        $ (2,304)   $(13,893)     (91)  $  (52)     $ 14,727

Stock issued for director's fees               110          1        35              --          --       --       --            36
Stock issued for stock purchase plan             5          1         2              --          --       --       --             3
Comprehensive loss:
 Net loss                                       --         --        --              --      (5,758)      --       --        (5,758)
 Foreign currency translation adjustment        --         --        --           2,016          --       --       --         2,016
                                                                                                                          ---------
Total comprehensive loss, net of tax                                                                                         (3,742)
                                          --------   --------   -------        --------    --------   ------   ------     ---------
Balance at December 31, 1999                13,000   $    130   $30,885        $   (288)   $(19,651)     (91)  $  (52)     $ 11,024
                                          ========   ========   =======        ========    ========   ======   ======     =========

The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (in thousands)

                                                                                  For the Years Ended December 31,
                                                                                ------------------------------------
Cash Flows from Operating Activities                                               1999         1998         1997
                                                                                ----------   ----------   ----------
  Net (loss) income..........................................................   $   (5,758)  $  (16,409)  $   (2,049)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation, depletion and amortization................................       12,302       10,505        4,211
     Loss/(gains) on sales of properties and other assets....................      (11,976)         250         (413)
     Impairment of proved oil and gas properties.............................        8,686        9,344        2,838
     Dry hole costs and impairment of exploration properties.................        2,415        2,470          930
     Decrease in deferred taxes..............................................       (3,457)      (2,781)        (130)
     Non-cash portion of Bankruptcy
      costs..................................................................        2,463           --           --
  Other......................................................................          353          418          351
     Change in assets and liabilities, net of effects of
      acquisitions and dispositions:
        Decrease (Increase) in receivables...................................          869        2,205         (987)
        (Increase) decrease in other current assets..........................           55         (136)          (9)
         Increase (Decrease) in payables.....................................       (2,556)         804        2,066
                                                                                ----------   ----------   ----------
         Net cash provided by operating activities...........................        3,396        6,670        6,808

Cash Flows from Investing Activities
   Proceeds from sales of:
       Proved properties.....................................................       26,111       11,425           26
       Properties held for sale and unproved properties......................            8           83        1,037
  Capital expenditures:
       Acquisition, exploration and development..............................       (2,954)     (17,103)     (16,168)
        Properties held for sale.............................................           --       (1,083)      (2,203)
       Acquisition of Amerac, net of cash....................................           --       (9,387)          --
       Acquisition of Neutrino, net of cash..................................           --      (35,926)          --
       Acquisition of BEC Energy, Inc., net of cash..........................           --           --      (10,683)
       Acquisition of SMC Ecuador, Inc., net of cash.........................           --           --       (2,816)
 Other.......................................................................           --           --          (24)
                                                                                ----------   ----------   ----------
         Net cash received (used) in investing activities....................       23,165      (51,991)     (30,831)
Cash Flows from Financing Activities
  Proceeds from debenture offering, net......................................           --           (7)      41,400
  Debenture offering costs...................................................           --          (12)      (2,536)
  Proceeds from revolving loan...............................................           --       50,813       19,200
  Payments on revolving loan.................................................           --      (10,280)     (23,100)
  Payments on note payable...................................................      (25,763)        (208)      (1,262)
  Loan acquisition costs.....................................................         (388)        (259)         (45)
  Proceeds from equity offering, net.........................................           --           --          (88)
  Payment on Canadian subordinated debentures................................           --       (3,270)          --
                                                                                ----------   ----------   ----------
         Net cash provided by (used in) financing activities.................      (26,151)      36,777       33,569
Effect of Exchange Valuation on Cash.........................................           30           74           (6)
                                                                                ----------   ----------   ----------

         Net (decrease) increase in cash and cash equivalents................          440       (8,470)       9,540
  Cash and cash equivalents at beginning of year.............................        1,541       10,011          471
                                                                                ----------   ----------   ----------
  Cash and cash equivalents at end of year...................................   $    1,981   $    1,541   $   10,011
                                                                                ==========   ==========   ==========

The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
              STATEMENTS OF CONSOLIDATED CASH FLOWS - (continued)
                                (in thousands)

Supplemental disclosure of cash flow information:
      Cash paid for taxes...................................................    $      693   $      159          984
      Cash paid for interest................................................         5,295        3,753          916
Non Cash Transactions
      Issuance of common stock for Amerac common stock......................            --       15,433           --
      Issuance of common stock to key Neutrino employees....................            --        1,095           --
      Issuance of common stock for property acquisition services............            --           50           --
     Change in deferred tax liability on property acquisitions..............            --        9,562           --
     Directors' fees paid in stock..........................................            36          139          181
     Note payable for property acquisition..................................            --           --        1,394
     Accretion of discount..................................................            --           --           75

The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On October 29, 1999 ("Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company ("Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code ("Bankruptcy Code"), in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division ("Bankruptcy Court"). All debts of the Company and Debtor Subsidiaries, except those of the Company's Canadian Subsidiary, Neutrino, as of the Petition Date are currently stayed by the bankruptcy petition and subject to compromise pursuant to such proceedings. See Note 2 for further information. The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the Company and its Debtor Subsidiaries have the exclusive right for 120 days following the Petition Date to file a Plan of Reorganization with the Bankruptcy Court. On February 25, 2000 the Company and its Debtor Subsidiaries filed a Plan of Reorganization and Disclosure Statement. On April 17, 2000 a hearing will be held to consider the approval of the Disclosure Statement. (See Note 2 for further discussion).


Note 1.   Summary of Significant Accounting Policies

     Basis of Presentation - The accompanying financial statements have been prepared in a manner consistent with prior periods for the years ended December 31, 1998 and 1997. Beginning in the fourth quarter of 1999, and for the year ended December 31, 1999, the consolidated financial statements of the Company and its subsidiaries are presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). SOP 90-7 provides guidance on financial reporting by entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns under Chapter 11 of title 11 of the United States Code. SOP 90-7 generally requires the reclassification of the consolidated balance sheet, statement of operations and cash flows to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed above, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to recoverability and classifications of reported asset amounts or the amounts and classifications of liabilities that might result from the ultimate resolution of Plan or Reorganization.

     Principles of Consolidation - The consolidated financial statements include the accounts of Southern Mineral Corporation and its wholly owned subsidiaries. In consolidation, all significant intercompany transactions have been eliminated. The Company accounts for its investment in oil and gas partnerships and joint ventures using the proportional consolidation method.

     Revenues - Natural gas revenues generally are recorded using the sales method, whereby the Company recognizes natural gas revenue based on the amount of gas sold to purchasers on its behalf. All other revenue is also recorded using the sales method. The Company believes that imbalances related to the sales of natural gas are insignificant.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

     Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (" SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS 130, and has reported and displayed comprehensive income, which includes foreign currency translation adjustments, net of tax. Adoption of this statement did not have an impact on the Company's financial condition or results of operations as it only relates to changes in, or additions to, the financial statement disclosures.

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

     Long-Lived Assets - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset based on Company's engineering estimates of proved reserves and the Company's estimates of future oil and natural gas prices. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which carrying amount of the assets exceed the fair value of the assets.

     Fair value is estimated to be the net present value of the future cash flows based on year end proved reserves and management's estimate of future prices. At December 31, 1999, estimated prices were based on an independent consultant's price survey obtained from four middle market merger and acquisition-oriented exploration and development companies. During 1999 the Company recorded pre-tax impairment charges of $8,686,000 related to its oil and gas properties in the U.S. and Canada. Approximately $3,386,000 of the impairment charge resulted from downward revisions of the Company's proved undeveloped reserves. The year-end estimates as of December 31, 1999 were negatively affected relative to amounts previously reported due to downward revisions, totaling 492,816 BOE, related to the Company's properties in the U.S. totaling 368,500 BOE and in Canada totaling 124,316 BOE. The U.S. revisions resulted from differences in the interpretation between the current and predecessor independent engineering firms. The Canadian revisions resulted primarily from decreased production performance in 1999. These differences, many of which relate to classification of reserves within the different oil and gas reserve categories (i.e. proved, probable and possible) are due to the numerous engineering, geological and operational assumptions that generally are derived from limited data. In addition, approximately $5,300,000 of the 1999 imparement resulted from the pre-tax adjustments of Neutrino's cost basis to the net realized value of the sale of Inverness and Swan Hills in March 2000 (See Note 17 - Subsequent Events). During 1998, the Company recorded pre-tax impairment charges of $9,344,000 as a result of its determination of future cash flows based on lower oil price assumptions than previously applied. In 1997, an impairment of $2,838,000 was recognized primarily as a result of mechanical problems encountered in a well in Lafourche Parish, Louisiana that resulted in its abandonment.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

     Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Use of Commodity Derivatives - The Company manages its exposure to commodity price risk through futures, swaps and options. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to futures are reported in the consolidated balance sheet as current assets or current liabilities. Deferred gains and losses related to swaps and options are carried off-balance sheet until the instruments are settled. It is the Company's general policy not to acquire crude oil futures contracts or other derivative products for the purpose of speculating on price changes. Contracts held for trading purposes are accounted for using the mark-to-market method. Under this methodology, contacts are adjusted to market value, and the gains and losses are recognized in current period income. The Company monitors open derivative positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. At December 31, 1999 the Company had no outstanding commodity contracts. At December 31, 1998, the Company's outstanding commodity derivative contracts were not material.

     Statement of Financial Accounting Standards No. 133 - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS 133, entities are required to carry all derivative instruments in the consolidated balance sheet at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2001. The Company has not determined the impact that SFAS 133 will have on its financial statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Earnings (loss) per Share - Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options and convertible debt.

     Common stock equivalents of 82,256, 693,000 and 717,000 are not considered in the calculation of diluted earnings per share in 1999, 1998 and 1997, respectively, as the amounts are antidilutive. No adjustment to net income
(loss) was made in calculating diluted per share earnings for 1999, 1998 and 1997.

     Reclassifications - Certain amounts in prior financial statements have been reclassified to conform to the 1999 financial statement presentation.

     Comprehensive Income - Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners, including, among other things, foreign currency translation adjustments. The Company's total comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands):

                                                          Years ended December
                                                       -------------------------
                                                    1999        1998         1997
                                                    ----        ----         ----
     Net income (loss)                           $  (5,758)   $ (16,409)   $ (2,049)
     Foreign currency translation adjustment         2,016       (2,077)       (227)
                                                 ---------    ---------    --------
     Total comprehensive income (loss)           $  (3,742)   $ (18,486)   $ (2,276)
                                                 =========    =========    ========

Note 2.  Bankruptcy Filing


     On October 29, 1999, the Company and its Debtor Subsidiaries, excluding Neutrino, filed voluntary petitions for relief under Chapter 11, Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. All debts of the Company and its Debtor Subsidiaries as of the Petition Date are currently stayed by the bankruptcy petition and subject to compromise pursuant to such proceedings. The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the Company and its Debtor Subsidiaries have the exclusive right for 120 days following the Petition Date to file a Plan of Reorganization with the Bankruptcy Court.

     The decision to seek protection was taken by the Company and its Debtor Subsidiaries because the Company concluded that a restructuring of its indebtedness could not be completed without the protection and assistance of the bankruptcy court. Timing of the bankruptcy filing was imposed by several factors, including the possible acceleration of the Company's $16.1 million of indebtedness by its domestic bank creditors and the inability of the Company and its debenture holders to reach a satisfactory compromise regarding the consideration to be received in the previously proposed restructuring.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                   (DEBTOR-IN-POSSESSION AS OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. On February 25, 2000, the Company filed a Plan and is in the process of finalizing an Amended Plan ("Amended Plan") having terms negotiated with its unsecured creditor's committee ("Committee"). On March 7, 2000, the Committee filed a Motion to terminate the Company's exclusivity period. The Committee has agreed to extend the hearing on their motion until April 17, 2000 due to the continuing negotiations with the Company related to the Amended Plan. The consummation of an Amended Plan is the primary objective of the Company. The Amended Plan sets forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. The Amended Plan would result in, among other things, potential substantial dilution in the future of existing shareholders as a result of the issuance of securities to creditors or new investors. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

     The Amended Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims after payment of all Bankruptcy Court approved administrative expenses as follows:

 .    Domestic secured debt shall be paid in full with interest at non-default rate and expenses of no greater that $100,000 with proceeds from a new secured credit facility to be obtained by the Company.

 .    All other creditors other than domestic secured debt and amounts owed debenture holders shall be paid in cash over periods ranging from 1 to 14 months.

     Debenture holders shall be satisfied as follows:

 .    Cash payment of approximately $1.4 million

 .    Issuance of Convertible Preferred Stock with liquidation preference of
     $38.5 million.

     The terms of the Preferred Stock will be generally as follows:

        .    Amount - $38.5 million with liquidation preference.

        . Type - convertible into 78% of the fully diluted common stock outstanding at confirmation (subject to certain limitations).

        . Dividends - 7.5% per annum, accumulating semi - annually with no dividends payable or accrued during the first two years following confirmation and payable thereafter as permitted by new secured credit facility when funds are legally available and as properly declared by the Board of Directors.

        . Board of Directors - two appointed by the creditor's committee, two from existing board and fifth chosen by the four, all with two year terms.

        . Other - Subject to conversion rights, optional redemption and voting rights provisions.

     Existing common stock, option and warrants will remain outstanding with no change in terms and conditions.

     This summary is not intended to be a complete discussion of all the terms and conditions of the Amended Plan. The general terms have been verbally agreed to by the creditor's committee appointed by the Bankruptcy Court. The Bankruptcy Court has not approved the adequacy of the final Amended Plan or Disclosure Statement and the creditors' committee can only recommend the approval of the Amended Plan by creditors of the Company and Debtor Subsidiaries. Final approval and confirmation of the Amended Plan will not occur until voted on by all affected parties and approval by the Bankruptcy Court.

     Subsequent to the Petition Date, the Company and its Debtor Subsidiaries filed a Motion for Order Authorizing Use of Cash Collateral ("Cash Collateral Order"), pursuant to which the Company and its Debtor Subsidiaries sought the use of the secured domestic banks' cash collateral in on-going operations. On November 29, 1999, the Bankruptcy Court entered an order granting the Company and its Debtor Subsidiaries authority to use cash collateral in accordance with an approved budget until January 31, 2000. On January 31, 2000, the Bankruptcy Court entered an order granting an extension of the authority to use cash collateral in accordance with an approved budget until April 30, 2000. To the extent that on going expenses are reflected on the court-approved budget, the Company and its Debtor Subsidiaries are permitted to make

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

such expenditures. The Company has as of February 29, 2000, approximately $1.8 million in cash and cash equivalents that can be used for operations pursuant to the terms of the Cash Collateral Order.

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

      Cash consideration for common stock.................   $ 34,091,000
      Fair value of 324,430 shares of common stock........      1,095,000
      Debt assumed and working capital deficit............     20,307,000
      Legal, accounting and transaction costs.............      1,705,000
                                                              -----------
                                                             $ 57,198,000
                                                              ===========

  The allocation of the purchase price is summarized as follows:

     Oil and gas properties and other assets (net)........   $ 66,760,000
     Deferred income taxes................................     (9,562,000)
                                                              -----------
                                                             $ 57,198,000
                                                              ===========


     Following the acquisition of Neutrino, the purchase price was reduced to reflect the proceeds from the sale of non-strategic assets in the amount of $3,390,000.

Amerac

     On January 28, 1998, the shareholders of both the Company and Amerac Energy Corporation ("Amerac") approved the merger of Amerac into a subsidiary of the Company. Pursuant to the merger agreement, the Company issued 3,333,333 shares of its Common Stock to acquire the common stock of Amerac and assumed Amerac's outstanding debt, which was approximately $8,700,000. The debt was retired upon consummation of the acquisition. The merger was effective on January 28, 1998, and was accounted for as a purchase. The total purchase price was approximately $24,820,000 and consists of the following:




     Issuance of Common Stock...........................   $ 15,433,000
     Debt assumed and working capital...................      8,714,000
     Legal, accounting and transaction costs............        673,000
                                                            -----------
                                                           $ 24,820,000
                                                            ===========


     Subsequent to the acquisition of Amerac, the purchase price was reduced by $7,919,000 for the sale of non-strategic assets, including Amerac's Golden Trend properties for $6,969,000 on June 30, 1998 and the Riffe Field for $510,000 on July 1, 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

Disposition

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

     Neutrino sold in the fourth quarter of 1999 its interest in two non-core properties in Alberta, Canada for approximately 3.7 million. In March 2000, the Neutrino sold its interest in Inverness and Swan Hills in Alberta, Canada, for $9.0 million. These assets are classified as properties held for sale and are included in current assets at December 31, 1999.

Pro forma

     The following table summarizes the pro forma (unaudited) results (stated in thousands, except per share data), of the Company as though the dispositions of Brushy Creek, Texan Gardens and Inverness/Swan Hills and the acquisitions of Neutrino, Amerac and Big Escambia Creek had occurred on January 1, 1998.



                                           Years Ended December 31,
                                          -------------------------
                                              1999         1998
                                          ------------  -----------
                                                  (unaudited)
                                    (in thousands, except per share data)
Revenues..........................          $26,617    $ 24,320
Net loss..........................           (8,783)    (18,998)
Net loss per share-basic..........             (.68)      (1.48)
Net loss per share-diluted........             (.68)      (1.48)


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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Note 4.  Debt

     Debt consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                            1999        1998
                                                         --------    ---------
   Domestic bank credit facility - in default            $ 16,109    $  35,910
   Canadian bank credit facility (U.S. Dollars)            13,876       18,490
   Convertible subordinated debentures - in default        41,400       41,400
   Other                                                      ---          184
                                                         --------    ---------
   Total indebtedness                                    $ 71,384    $  95,984
                                                         ========    =========


     As described in Note 2, because of the Company's filing of Chapter 11, all amounts are subject to compromise as of December 31, 1999, except for its Canadian bank credit facility which is reflected as Current Liabilities not subject to compromise on the Consolidated Balance Sheet. Current maturities of long-term debt amounted to $31,614,000 as of December 31, 1998.

     On March 29, 1999, the Company entered into a restructured and amended credit facility ("Amended Credit Facility") with its domestic lenders. The Amended Credit Facility provided for a borrowing base of $19,353,000, plus a
principal tranche of  $12,500,000   ("Tranche A") that was due to mature on
September 1, 1999. The borrowing base was reduced to $18,830,000 on April 1, 1999, reflecting the $6,000,000 received in March and April 1999, for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. In July and August of 1999 the sale of the Company's interests in the Brushy Creek and Texan Gardens Fields were closed for $15.2 million and $0.8 million, respectively. The majority of the net proceeds were applied to the Company's domestic bank facility with $5.0 million being applied to the borrowing base facility and $9.6 million to the Tranche A obligation. In September and October 1999, the Amended Credit Facility was further amended to extend the ultimate due date of the Tranche A principal to October 28, 1999. Due to the bankruptcy filings on October 29, 1999, the Company is no longer in compliance with certain provisions of the Amended Credit Agreement. See Note 2 - Bankruptcy Filing.

     The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company including tangible net worth and cash flow coverage covenants. On March 15, 2000, outstanding borrowings under the Amended Credit Facility were $16,108,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (8.5% at December 31,
1999) to the extent of the borrowing base utilized and at Bank Index Rate plus 1% on Tranche A principal.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At December 31, 1999, the Canadian Bank prime rate was 6.5% and the Bankers Acceptance Rate for 30-day maturities was 5.25%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1%. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At December 31, 1999, outstanding borrowings
under the Canadian Credit Facility were Cdn $20,040,057 (US $13,876,234).   On
March 3, 2000 after giving effect to the reductions related to the sale of certain oil and gas prospectus, outstanding borrowings under the Canadian Credit Facility were Cdn $7,492,752 (US $5,170,000) with a borrowing base of CDN $11,050,000 (US$7,624,500) through April 30, 2000. The Canadian Credit Facility contains a covenant relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a positive working capital through maturity. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations. The last borrowing base review was as of March 3, 2000. As of December 31, 1999, Neutrino was in compliance with the terms of the credit facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

     On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures are convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions. Pursuant to the debenture indenture, in the event of a change of control of the Company, debenture holders have the right to require the Company to repurchase the security at face value plus accrued interest. Due to the bankruptcy filings on October 29, 1999, the Company is no longer in compliance with certain provisions of the debenture agreement. See
Note 2 - Bankruptcy Filing.


Note 5.  Fair Value of Financial Instruments

     The Company has estimated the fair value of financial instruments based on arms length transactions or quoted market values. The estimated fair values are summarized below (in thousands):

                                                      Years Ended December 31,
                                                       1999              1998
                                                  ----------------  ----------------
                                                   Book     Fair     Book     Fair
Assets                                             Value    Value    Value    Value
                                                  -------  -------  -------  -------
     Cash and equivalents                         $ 1,981  $ 1,981  $ 1,541  $ 1,541
Liabilities
     Debt                                          71,385   44,061   95,984   64,869
     Commodity price swaps-Payable position                              --       86
     Interest rate swaps - Receivable position                  77       --       --

     The estimated fair value of cash and equivalents approximates book value because the amounts primarily represent cash on hand, U. S. Treasury bills and overnight investments.

     The fair value of the Company's indebtedness is estimated based on market interest rates and quoted prices for the Company's 6.875% convertible subordinated debentures. During 1998 and 1999, the Company fixed the rate of interest on the majority of its outstanding bank borrowings under its Canadian bank credit facility through interest rate swaps. At December 31, 1998 and 1999, 87% and 100%, respectively, of the Company's Canadian bank debt had been fixed at rates approximately equivalent to the variable rates available to the
Company at year-end.   The estimated gain on liquidation of the interest rate
swap position at December 31, 1999 was $76,627.

     During 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures. The debentures were publicly traded on the OTC Bulletin Board under the symbol "SMING" until August 1999 and there is currently no published quote. The fair value was estimated based on the closing market price of the security for 1998 and a price obtained from a securities broker's statement for 1999. The closing prices on December 31, 1999 and 1998 were 34% and 25% of face value, respectively.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     During 1998 and 1999, the Company entered into natural gas and oil price swaps and collars with third parties to hedge a portion of its production from the effects of fluctuations in the market price of natural gas and oil. The Company uses the deferral method of accounting for its natural gas and oil price swaps and collars and, therefore, offsets any gain or loss on the swap and collars contract with the realized prices for its production. While the swaps and collars reduce the Company's exposure to declines in the market price of natural gas and oil, this also limits the Company's gains from increases in market price. Due to the bankruptcy filing, all third-party oil and gas hedges were cancelled by the counter-parties to these contracts.

Note 6.  Federal and State Income Taxes

     United States and foreign income (loss) before income taxes are as follows (in thousands):

                                                Year Ended December 31,
                                       ---------------------------------------
                                           1999          1998         1997
                                       -----------   -----------   -----------
     United States                      $(1,924)     $ (8,504)       $(2,697)
     Foreign                             (6,716)      (10,680)           822
                                       -----------   -----------   -----------

     Total                              $(8,640)     $(19,184)       $(1,875)
                                       ===========   ===========   ===========

     Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

                                                     Current       Deferred        Total
                                                  ------------   ------------   ------------
     Year ended December 31, 1999:
      U.S. Federal...........................       $     233     $    ---        $    233
      State and local........................             225          ---             225
      Foreign................................             117       (3,457)         (3,340)
                                                    ---------     --------         -------
                                                    $     575     $ (3,457)       $ (2,882)
                                                    =========     ========         =======

     Year ended December 31, 1998:
      U.S. Federal...........................       $     ---     $    ---        $    ---
      State and local........................              (5)         ---              (5)
      Foreign................................              11       (2,781)         (2,770)
                                                    ---------     --------         -------
                                                    $       6     $ (2,781)       $ (2,775)
                                                    =========     ========         =======

     Year ended December 31, 1997:
      U.S. Federal...........................       $     (96)    $   (311)        $  (407)
      State and local........................             112          ---             112
      Foreign................................             288          181             469
                                                    ---------     --------         -------
                                                    $     304     $   (130)        $   174
                                                    =========     ========         =======

     The Company allocated state taxes of approximately $250,000 to the purchase price of Amerac as a result of the gain on sale of the Golden Trend properties in the second quarter of 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Differences between the effective tax rate and the statutory federal rate are as follows:

                                                            For the Year Ended December 31,
                                                          ---------------------------------
                                                             1999       1998        1997
                                                          ---------------------------------

Expected statutory rate.................................     (34.0%)   (34.0%)     (34.0%)
Changes in valuation allowance..........................       5.8%     23.7        38.9
Foreign taxes, net of federal benefit...................     (12.2%)     4.2         9.7
State taxes, net of federal benefit.....................        --        --         4.0
Percentage depletion....................................        --        --       (12.1)
Non-deductible Bankruptcy charges.......................       6.4%       --          --
Other...................................................        .6%       --         2.8
                                                             -----     -----       -----
Effective tax rate......................................     (33.4%)   (14.5%)       9.3%
                                                             =====     =====       =====

Deferred taxes consist of the following (in thousands):

                                                          For the Year Ended December 31,
                                                          ------------------------------
Deferred tax assets:                                            1999           1998
                                                                ----           ----
  Oil and gas properties................................      $   691        $     --
  Net operating loss carryforward.......................        7,956          49,689
  Accounts receivable...................................           --              34
  Accrued liabilities not currently deductible..........           34              99
  Foreign tax credits...................................          187             187
  Minimum tax credits...................................          214              11
  Deferred financing costs..............................          837              --
  Statutory depletion carryforward......................          395           4,950
                                                              -------        --------
                                                               10,314          54,970

Valuation allowance.....................................      (10,314)        (53,238)
                                                              -------        --------
    Deferred tax assets.................................           --           1,732
Deferred tax liabilities
  Oil and gas properties-U.S. and other.................           --           1,732

  Oil and gas properties-Canadian taxes.................        4,240           7,279
                                                              -------        --------
    Deferred tax liability..............................        4,240           9,011
                                                              -------        --------
Net deferred tax liability..............................      $ 4,240        $  7,279
                                                              =======        ========

     In 1998, the Company acquired Amerac, which had regular tax net operating loss ("NOL") carryforwards of approximately $139,827,000 and alternative minimum tax ("AMT") NOL carryforwards or $112,687,000, as of December 31, 1998. During 1999, in connection with the Company's filing of its 1998 US Consolidated Federal Income Tax Return, the Company elected under Internal Revenue Code("IRC") Section 1502 to relinquish $114,234,000 of the regular tax NOL carryforwards and $94,859,000 of the AMT NOL carryforwards related to Amerac. The relinquishment had no effect on the Company's Consolidated Statement of Operations as the deferred tax asset related to these NOL carryforwards was fully offset by a valuation allowance for the year ended December 31, 1998. The remaining loss carryforwards expire in years 2006 through 2017 and their utilization is subject to stringent limitations under the IRC. The Company has a full valuation allowance related to the remaining NOL carryforward to reduce the corresponding deferred asset, since it is more likely than not that this NOL carryforward will not be realized.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The valuation allowance for deferred tax assets as of December 31, 1999, 1998 and 1997 was $10,314,000, $53,238,000 and $729,000, respectively. The net change in the total valuation allowance for the year ended December 31, 1999, 1998 and 1997 was ($42,924,000), $52,509,000 and $729,000, respectively. Of the
($42,924,000) net change in the valuation allowance for the year ended December 31, 1999, $38,840,000 was caused by the relinquishment of a portion of the Amerac NOL carryforwards as discussed above and had no effect on the Company's Consolidated Statement of Operations. In addition, the Company wrote off the deferred tax asset and corresponding valuation allowance, totaling $4,588,000, for the statutory depletion carryforwards received in the Amerac acquisition, since these carryforwards will never be realized. The remaining change of $504,000 is reflected in the rate reconciliation schedule. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate sufficient future taxable income prior to the expiration of the net operating loss carryforwards in 2017. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will be unable to fully utilize the benefits of these deductible differences and has therefore established the valuation allowance set forth above.

     For federal tax purposes, the Company had a net operating loss carryforward ("NOL") of approximately $23,398,000, $146,144,000 and $812,000 for the years ended December 31, 1999, 1998 and 1997. These NOLs must be utilized prior to their expiration, which is between 2000 and 2018. The Company also has statutory depletion carryforward of $1,160,000, $14,558,000 and $1,136,000 at December 31, 1999, 1998 and 1997 respectively.

Note 7.  Related Party Transactions

     On January 1, 1998 the Company acquired certain U. S. onshore oil and gas properties from Petroleum Resource Management Company in exchange for 8,333 shares of Southern Mineral Common Stock. Petroleum Resource Management Company is owned and controlled by Timothy R. Weddle. Concurrent with this transaction, Mr. Weddle became an officer of Southern Mineral Corporation in the capacity of Vice President-Operations. In conjunction with a reduction in staff in 1999, Mr. Weddle was terminated as an employee and officer but has been retained as a consultant.

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

SMC Production Company, a wholly - owned subsidiary of the Company, owns an 18.906% interest in Diverse GP III ("Diverse") a general partnership. Three of the Company's directors are managers of Diverse and through various entities own the majority of the remaining interest in Diverse.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Note 8.  Major Customers

     The Company is engaged in a single industry segment: the exploration, development and production of oil and gas reserves. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows (in thousands):

          Customer                       1999    1998    1997
          --------                      ------  ------  ------
          G C Marketing Company         $  ---  $  ---  $2,267
          Damsco Distribution            4,117   3,747   1,656
          Diasu Oil & Gas Co., Inc.        ---     ---   1,631
          Global Petroleum Marketing     2,931     ---     ---
          Canpet Energy Group Inc.       2,793     ---     ---

Note 9.   Stock Options and Common Stock

     During 1997 and 1996, the Company granted options exercisable for 170,000 and 130,000 shares of Common Stock, respectively, under the Company's 1996 Stock Option Plan ("1996 SOP"). Pursuant to the 1996 SOP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The 1996 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1996 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price thereof reported on the Nasdaq System.

     During 1999, 1998 and 1997, the Company granted options exercisable for 122,500, 359,200 and 135,000 shares of Common Stock, respectively, under the Company's 1997 Stock Option Plan ("1997 SOP"). Pursuant to the 1997 SOP, the Company may grant options to purchase up to 700,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to key employees of the Company. The 1997 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1997 is the market price for the Common Stock on the date of grant, determined by reference to the most recent closing price reported on the Nasdaq Systems.

     The 1996 and 1997 Stock Option Plans were amended on December 21, 1998 to provide for the exchange and repricing of all the outstanding options held by current Company employees, except the President and CEO, for new options exercisable at a price lower than that of the cancelled options, bearing the same exercise term. The exercise price for the repriced options equaled $1.00, which was higher than the $0.625 per share closing price of the Company's Common Stock on the date of grant. In conjunction with severance arrangements with certain officers and employees in 1999, the Company repriced 305,000 shares at the current market price of $0.28, granted full vesting and extend the expiration date to August 31, 2001.

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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     In January 1999, the FASB issued an Exposure Draft of an Interpretation regarding APB 25 that would require that the cancellation of an option and issuance of a new option with a lower exercise price be considered in substance a modified option. Variable-plan accounting would be required to be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The FASB determined that the proposed effective date would be the issuance date of the final interpretation that would be applied prospectively but would cover events that occur after December 15, 1998. As the option repricings described above, occurred after December 15, 1998, the new option grants will qualify for variable-plan accounting at each quarterly reporting date, beginning September 30,1999 and continuing until the options are exercised or cancelled, if the exposure draft becomes effective in its present form.

     During 1999, 1998 and 1997, the Company granted options exercisable for 5,686, 5,211 and 6,297 shares of Common Stock, respectively, under the Company's 1996 Employee Stock Purchase Plan ("SPP"). The SPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Pursuant to the SPP, the Company may grant options to purchase up to 300,000 shares (subject to customary anti-dilution adjustments) of its Common Stock to employees of the Company. Options may be granted on January 1 and July 1 of each year to eligible employees who elect to participate in the SPP. The term of each option is six months from the date of grant. The number of options granted to each participant equals the quotient of
(i) the total payroll deductions authorized by the participant during the applicable option period, divided by (ii) 85% of the fair market value of the Common Stock as of the date of grant of such option. The exercise price of options under SPP is 85% of the fair market value of the Common Stock as of the date of grant or the date of exercise of such option, whichever is less, determined by reference to the most recent closing price reported on the Nasdaq Systems.

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

                                                                         1999         1998         1997
                                                                      ---------    ---------    ---------
Net income (loss)..........................       As reported          $(5,758)    $(16,409)     $(2,049)
Pro forma                                                               (5,789)     (16,951)      (2,127)

Basic loss per share.......................       As reported          $ (0.45)    $  (1.32)     $ (0.22)
Pro forma                                                                (0.45)       (1.36)       (0.23)

Fully diluted loss per share...............       As reported            (0.45)       (1.32)       (0.22)
Pro forma                                                                (0.45)       (1.36)       (0.23)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for the grants issued in 1999, 1998 and 1997:

                                      1999           1998           1997
                                 --------------  -------------  -------------
     Expected volatility              65.88%          65.63%        54.52%
     Risk free interest rate     5.00% to 5.63%   4.48 to 5.47%  4.48 to 5.47%
     Expected life of options     1 to 3 years         3 years       3 years
     Expected dividend yield           0%              0%            0%

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

     In conjunction with the acquisition of Amerac in 1998, outstanding warrants to purchase 477,357 shares of Amerac Common Stock were exchanged for warrants to purchase 406,218 shares of Southern Mineral Common Stock at an average price of $6.773 per share. The warrants expired November 18, 1999. Additionally, options to purchase 201,619 shares of Amerac Common Stock at an average price of $5.88 per share were exchanged for options to purchase 171,574 shares of Southern Mineral Common Stock at an average price of $6.91 per share. Options on 35,955 Southern Mineral shares expired during 1998 and the remaining options expired on January 28, 1999.

     A summary of the Company's stock options and warrants as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                      1999                         1998                          1997
                                           ---------------------------   ---------------------------  ---------------------------
                                                   Weighted Avg.                 Weighted Avg.                Weighted Avg.
                                                     Exercise                      Exercise                     Exercise
                                               Shares           Price        Shares          Price        Shares          Price
                                           ---------------------------   ---------------------------  ---------------------------
Outstanding at beginning of year.......      3,423,526          $2.71      1,965,788         $2.37      1,668,878         $1.71

Granted................................        427,500           0.37      2,590,399          3.18        305,000          5.97

Exercised..............................           ----           ----           ----          ----         (8,090)         3.00

Forfeited..............................     (1,573,448)          3.52     (1,132,661)         4.00           ----          ----
                                           -----------                   -----------                  -----------

Outstanding at end of year.............      2,277,578           1.37      3,423,526          2.71      1,965,788          2.37
                                           ===========                   ===========                  ===========

Options exercisable at end of year.....      1,959,277                     2,593,036                    1,548,878
                                           ===========                   ===========                  ===========

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


          Certain options granted during 1999 and 1998 include the grant of repriced options; options forfeited during 1999 and 1998 include the cancellation of these higher priced options. The weighted-average fair value of compensatory options granted during 1999, 1998 and 1997 were $0.37, $0.84 and $2.51, respectively, per option. The following table summarizes information about options and warrants outstanding at December 31, 1999:

                                              Options Outstanding                          Options Exercisable
                                 -------------------------------------------------   ------------------------------
                                                 Weighted Avg.
                 Range of          Number          Remaining      Weighted-Average     Number      Weighted Average
             Exercise Prices     Outstanding    Contractual Life   Exercise Price    Outstanding    Exercise Price
             ------------------------------------------------------------------------------------------------------
             $0.28 to 1.50         1,557,578          2.81 years            $0.88      1,239,277            $ 0.89
              2.00 to 3.00           600,000          1.01 years             2.00        600,000              2.00
              3.50 and over          120,000          1.98 years             4.50        120,000              4.50
                                   ---------                                           ---------
                                   2,277,578                                           1,959,277
                                   =========                                           =========

Note 10.  Nasdaq National Market Listing

          The Company was advised that it was not in compliance with Nasdaq Stock Market listing requirements due to the low price per share of its Common Stock. The Company was granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. Subsequently, the Company was notified that effective with the close of business on August 4, 1999, its securities including convertible subordinated debentures were delisted from the Nasdaq National Market. The Company's Common Stock is now traded on the OTC Bulletin Board. The Company decided to not pursue at this time a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock and convertible subordinated debentures would impair the liquidity of the Common Stock, convertible subordinated debentures and capital raising flexibility of the Company. The Company cannot assure that it will be successful in obtaining from Nasdaq a reversal of its delisting decision.

Note 11.  Restructuring and Bankruptcy Costs

          During the third quarter, the Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, estimated costs of approximately $1,372,000 associated with the restructuring were expensed during the third and fourth quarters of 1999. These costs are primarily legal, accounting, financial advisory and other transaction costs related to the proposed restructuring. Since the Company's filing for bankruptcy on October 29, 1999, it has incurred approximately $553,000 related to attorney, accounting and financial advisory services rendered in connection with the bankruptcy. In addition $2,463,000 capitalized as other assets for fees and expenses related to securing the domestic bank debt and convertible subordinated debentures were expensed during the fourth quarter of 1999 pursuant to Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

Note 12.  Commitments and Contingencies

          The Company leases its headquarters office space and its Calgary, Canada office space under a noncancellable operating leases expiring April 14, 2003 and August 31, 2000, respectively. The Company has sub-leased a portion of its headquarters office space through the term of its lease. Lease commitments exclusive of the sublease at December 31, 1999 are:

             2000         2001         2002        2003        2004       Total
             ----         ----         ----        ----        ----       -----
           $221,805     $153,371     $152,208     $44,133      $ --     $571,522

          Lease expenses in 1999, 1998 and 1997 were $309,631, $336,461 and
$136,192, respectively.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


          The Company is involved in several lawsuits arising in the ordinary course of business, none of which presents the possibility of a material loss.

          The Company is unaware of any material possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability has been accrued as of December 31, 1999 and 1998.

Note 13.  Quarterly Financial Data (Unaudited)

          Selected quarterly financial data of the Company are presented below for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                                                  Fully
                                              Income                  Basic      Diluted
                                              (Loss)       Net        Income      Income
     1999                                      from       Income      (Loss)      (Loss)
     Quarter                     Revenues   Operations    (Loss)    Per Share   Per Share
     ------                      --------   ----------   --------   ---------   ---------
     March 31................    $ 10,694     $  4,445   $  2,928      $ 0.23      $ 0.20
     June 30.................       6,203       (1,910)    (3,614)      (0.28)      (0.28)
     September 30 (1)........      13,695        6,464      4,910        0.38        0.30
     December 31 (2).........       7,249      (11,859)    (9,982)      (0.78)      (0.78)
                                 --------     --------   --------      ------      ------
                                 $ 37,841     $ (2,860)  $ (5,758)     $(0.45)     $(0.45)
                                 ========     ========   ========      ======      ======

     1998
     Quarter
     -------
     March 31................    $  4,414     $    442   $   (295)     $ (.03)     $ (.03)
     June 30.................       4,360       (1,651)    (2,537)       (.20)       (.20)
     September 30............       6,740         (528)    (1,992)       (.16)       (.16)
     December 31.............       5,958      (12,415)   (11,585)       (.90)       (.90)
                                 --------     --------   --------      ------      ------
                                 $ 21,472     $(14,152)  $(16,409)     $(1.32)     $(1.32)
                                 ========     ========   ========      ======      ======

(1)  Includes the charge for restructuring costs of $1.3 million.

(2) Includes an impairment related to the Company's unproved and proved oil and gas properties of $8.5 million, bankruptcy costs of $553,000 and the write-off of debt issuance fees capitalized to other assets totaling $2,463,000.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Note 14.  Retirement Benefits

          The Company terminated its 401(k) Retirement Plan in 1995, and adopted a Simplified Employee Pension Plan ("SEP"). The SEP allows employees to defer part of their salary. Employer contributions are optional, and the Company will determine annually whether it will contribute and at what level. The maximum amount that can be contributed annually per SEP plan participant, particularly from a combination of salary deferrals plus Company optional contributions, is $22,500. The Company's contributions amounted $33,784 and was 50% of the amount contributed by each of the participants in the plan during 1997.


Note 15.  Geographic Segment Financial Data

          The Company is an independent oil and gas Company engaged in the acquisition, development and exploration of oil and natural gas properties. Information about the Company's operations by geographic area for the year ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                         U. S.    Ecuador   Canada      Total
                                                       ---------  -------  ---------  ---------
Year ended December 31, 1999
Oil and gas sales (1)................................  $ 12,613   $   624  $  12,628  $  25,865
Gain (Loss) on sales of properties...................    12,183        --       (207)    11,976
                                                       --------   -------  ---------  ---------
                                                         24,796       624     12,421     37,841
Expenses:
  Production.........................................     4,568       414      3,916      8,898
  Exploration........................................     2,408        --         93      2,501
  Impairment of proved oil and gas properties........     2,616        --      6,070      8,686
  Depreciation, depletion and amortization...........     5,602         3      6,697     12,302
  General & administrative...........................     2,459        53      1,414      3,926
  Restructuring and bankruptcy cost..................     4,388        --         --      4,388
                                                       --------   -------  ---------  ---------
                                                         22,041       470     18,190     40,701
                                                       --------   -------  ---------  ---------
Interest & other income, net.........................        46        27        383        456
Interest expense.....................................     4,906        --      1,330      6,236
                                                       --------   -------  ---------  ---------
Net income (loss) before income taxes................    (2,104)      181     (6,717)    (8,640)
Income tax (expense) benefit.........................      (459)       --     (3,340)    (2,882)
                                                       --------   -------  ---------  ---------
Net income (loss)....................................  $ (2,562)  $   181  $  (3,377) $  (5,758)
                                                       ========   =======  =========  =========
Identifiable assets as of
 December 31, 1999...................................  $ 43,628   $   122  $  49,004  $  92,754
Corporate assets-cash and cash equivalents...........                                     1,980
                                                                                      ---------
Total assets.........................................                                 $  94,734
                                                                                      =========

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                    U. S.    Ecuador    Canada      Total
                                                  ---------  --------  ---------  ----------
Year ended December 31, 1998
Oil and gas sales (1)...........................  $  14,647  $    290  $   6,785  $   21,722
Loss on sales of properties.....................       (234)       --        (16)       (250)
                                                  ---------  --------  ---------  ----------
                                                     14,413       290      6,769      21,472
                                                  ---------  --------  ---------  ----------
Expenses:
  Production....................................      5,348       371      2,799       8,518
  Exploration...................................      2,910        --        725       3,635
  Impairment of proved oil and gas properties...      2,047     2,703      4,594       9,344
  Depreciation, depletion and amortization......      6,221       244      4,040      10,505

 General & administrative.......................      2,004        11      1,607       3,622
                                                  ---------  --------  ---------  ----------
                                                     18,530     3,329     13,765      35,624
                                                  ---------  --------  ---------  ----------
Interest & other income, net....................        262        25         43         330
Interest expense................................     (4,649)       --       (713)     (5,362)
                                                  ---------  --------  ---------  ----------
Net loss before income taxes....................     (8,504)   (3,014)    (7,666)    (19,184)
Income tax benefit..............................         (5)       --     (2,770)     (2,775)
                                                  ---------  --------  ---------  ----------
Net loss........................................  $  (8,499) $ (3,014) $  (4,896) $  (16,409)
                                                  =========  ========  =========  ==========

Identifiable assets as of December 31, 1998.....  $  63,440  $  1,482  $  61,827  $  126,749
Corporate assets-cash and cash equivalents......                                       1,541
                                                                                  ----------
Total assets....................................                                  $  128,290
                                                                                  ==========

Year ended December 31, 1997
Oil and gas sales (1)...........................  $  10,002  $    386  $   3,402  $   13,790
Gains on sales of properties....................        114        --        299         413
                                                  ---------  --------  ---------  ----------
                                                     10,116       386      3,701      14,203
                                                  ---------  --------  ---------  ----------
Expenses:
  Production....................................      2,785       278        619       3,682
  Exploration...................................      1,672        76         28       1,776
  Impairment of proved oil and gas properties...      2,838        --         --       2,838
  Depreciation, depletion and amortization......      3,187       177        847       4,211
  General & administrative......................      1,044        28      1,236       2,308
                                                  ---------  --------  ---------  ----------
                                                     11,526       559      2,730      14,815
                                                  ---------  --------  ---------  ----------
Interest & other income , net...................       304         19          5         328
Interest expense................................    (1,591)        --         --      (1,591)
                                                  ---------  --------  ---------  ----------
Net income (loss) before income taxes...........    (2,697)      (154)       976      (1,875)
Income taxes....................................      (295)        --        469         174
                                                  ---------  --------  ---------  ----------
Net income (loss)...............................  $  (2,402) $   (154) $     507  $   (2,049)
                                                  =========  ========  =========  ==========

Identifiable assets as of December 31, 1997.....  $  42,561  $  3,465  $   5,838  $   51,864
Corporate assets-cash and cash equivalents......                                      10,011
                                                                                  ----------
Total assets....................................                                  $   61,875
                                                                                  ==========

(1)  Includes sulfur revenues of $779,000, $700,000 and $250,100 in 1999, 1998 and 1997 respectively.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Note 16.  Oil and Gas Producing Activities

          The Company's capitalized costs of all oil and gas properties and related allowances for depreciation and depletion are as follows at December 31 (in thousands):

                                                         1999       1998       1997
                                                       --------   --------   --------
          Proved properties........................... $120,932   $136,833   $ 53,437
          Unproved properties.........................    4,443      5,454        494
            Less accumulated depreciation, depletion
               and amortization.......................  (47,587)   (28,546)   (11,905)
                                                       --------   --------   --------
          Total....................................... $ 77,788   $113,741   $ 42,026
                                                       ========   ========   ========

          The Company's depreciation, depletion and amortization costs per Mcfe in 1999, 1998 and 1997 were $1.15, $0.94 and $0.78, respectively. The Company's share of oil and gas revenues produced from its royalty interests was $2,550,000, $966,000 and $1,053,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows (in thousands):


                                        United States     Ecuador     Canada      Total
                                        -------------     -------    --------    --------
As of December 31, 1999
Property acquisition costs
  Proved..................................    $    --      $   --    $     --     $    --
  Unproved................................          8          --          --           8
Exploration costs.........................         50          --          93         143
Development cost..........................      2,020           3         931       2,954
                                              -------      ------     -------     -------
     Total costs incurred.................    $ 2,078      $    3     $ 1,024     $ 3,105
                                              =======      ======     =======     =======

As of December 31, 1998
Property acquisition costs
  Proved..................................    $22,885      $   --     $50,452     $73,337
  Unproved................................      1,979          --       3,812       5,791
Exploration costs.........................      4,150          --         923       5,073
Development cost..........................      3,838         505       1,410       5,753
                                              -------      ------     -------     -------
     Total costs incurred.................    $32,852      $  505     $56,597     $89,954
                                              =======      ======     =======     =======

As of December 31, 1997
Property acquisition costs
  Proved..................................    $22,492      $2,582     $    --     $25,074
  Unproved................................         --          --          --          --
Exploration costs.........................      5,606          76          --       5,682
Development cost..........................      2,209       1,023         402       3,634
                                              -------      ------     -------     -------
     Total costs incurred.................    $30,307      $3,681     $   402     $34,390
                                              =======      ======     =======     =======

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

          The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves as of December 31 (in thousands):

                                              U.S.     Ecuador    Canada      Total
                                           ----------  --------  ---------  ----------
At December 31, 1999
Future cash inflows                          $142,872   $ 8,015   $127,246    $278,133
Future production and development costs       (54,919)   (5,091)   (42,959)   (102,969)
Future income taxes                            (8,806)        -    (24,916)    (33,722)
                                             --------   -------   --------    --------
          Future net cash flows                79,147     2,924     59,371     141,442
10% Annual discount                           (34,506)     (839)   (24,842)    (60,187)
                                             --------   -------   --------    --------
Standardized measure of discounted
  future net cash flows                      $ 44,641   $ 2,085   $ 34,529    $ 81,255
                                             ========   =======   ========    ========

At December 31, 1998
Future cash inflows                          $142,303   $   ---   $ 91,260    $233,563
Future production and development costs       (50,542)      ---    (36,274)    (86,816)
Future income taxes                           (13,061)      ---     (9,423)    (22,484)
                                             --------   -------   --------    --------
          Future net cash flows                78,700       ---     45,563     124,263
10% Annual discount                           (35,241)      ---    (18,312)    (53,553)
                                             --------   -------   --------    --------
Standardized measure of discounted
  future net cash flows                      $ 43,459   $   ---   $ 27,251    $ 70,710
                                             ========   =======   ========    ========

At December 31, 1997
Future cash inflows                          $106,515   $ 8,388   $ 16,240    $131,143
Future production and development costs       (32,626)   (4,829)    (6,847)    (44,302)
Future income taxes                           (12,368)      (40)    (1,287)    (13,695)
                                             --------   -------   --------    --------
          Future net cash flows                61,521     3,519      8,106      73,146
10% Annual discount                           (22,211)   (1,138)    (1,825)    (25,174)
                                             --------   -------   --------    --------
Standardized measure of discounted
  future net cash flows                      $ 39,310   $ 2,381   $  6,281    $ 47,972
                                             ========   =======   ========    ========

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


          The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                    Total Company
                                                    -------------
At December 31, 1999
Standardized measure -- beginning of year.............  $ 70,710
Oil and gas sales, net of production costs............   (15,338)
Purchases and sales of reserves in place (net)........   (17,256)
Net changes in prices, net of production costs........    58,637
Extensions and discoveries............................     2,277
Revisions to previous quantity estimates..............     5,490
Net change in income taxes............................    (7,193)
Accretion of discount.................................     7,669
Changes in estimated future development costs.........    (4,273)
Development costs incurred during the period..........     2,954
Other.................................................   (22,422)
                                                        --------
Standardized measure at end of year...................  $ 81,255
                                                        ========

At December 31, 1998
Standardized measure -- beginning of year.............  $ 47,972
Oil and gas sales, net of production costs............   (12,685)
Purchases and sales of reserves in place (net)........    34,630
Net changes in prices, net of production costs........   (12,578)
Extensions and discoveries............................    14,576
Revisions to previous quantity estimates..............    (2,681)
Net change in income taxes............................    (8,926)
Accretion of discount.................................     4,870
Changes in estimated future development costs.........    (2,345)
Development costs incurred during the period..........     5,686
Other.................................................     2,191
                                                        --------
Standardized measure at end of year...................  $ 70,710
                                                        ========

At December 31, 1997
Standardized measure -- beginning of year.............  $ 49,334
Oil and gas sales, net of production costs............   (10,108)
Purchases and sales of reserves in place (net)........    21,950
Net changes in prices, net of production costs........   (29,801)
Extensions and discoveries............................     3,282
Revisions to previous quantity estimates..............      (225)
Net change in income taxes............................    12,117
Accretion of discount.................................     6,408
Changes in estimated future development costs.........      (129)
Changes in production rates and other.................    (4,856)
                                                        --------
Standardized measure at end of year...................  $ 47,972
                                                        ========

The Company's foreign reserves in 1999, 1998 and 1997 were 46%, 44% and 19% of total reserves, respectively.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Oil and Gas Reserve Information

          The following table reflects the estimated proved reserves of the Company. The Company's estimates of reserves filed with federal agencies, including the Securities Exchange Commission, agree with the information set forth below. The oil and gas reserves are principally onshore in the continental United States, Canada and Ecuador. The Company's reserve information has been based on estimates prepared by or audited by independent petroleum engineers. Netherland, Sewell & Associates, Inc. ("NSA") prepared the domestic reserve estimates as of December 31, 1997 and 1999 and audited the December 31, 1996 domestic reserve estimates prepared by the Company. NSA prepared most of the domestic reserve estimates as of December 31, 1998. The Company prepared the remaining reserve estimates, and Ryder Scott Company ("RSC") audited those results. McDaniel & Associates Consultants Ltd. prepared the Canadian reserve estimates as of December 31, 1996 and 1997. Chapman Petroleum Engineering Ltd. prepared most of the Canadian reserve estimates as of December 31, 1998 and 1999, while Gilbert Laustsen Jung Associates Ltd. prepared the remaining Canadian reserve estimates as of such dates. The year-end estimates as of December 31, 1999 were negatively affected relative to amounts previously reported due to downward revisions of previous estimates. The downward revisions, totaling 492,816, related to the Company's properties in the U.S. totaling 368,500 BOE and in Canada totaling 124,316 BOE. The U.S. properties resulted from differences in interpretation between the current and predecessor independent engineering firms. The Canadian revisions resulted primarily from decreased production performance in 1999. These differences, many of which relate to classification of reserves within the different oil and gas reserve categories (i.e. proved, probable and possible) are due to the numerous engineering, geological and operational assumptions that generally are derived from limited data. The Ecuador reserves were prepared by RSC as of December 31, 1997. As a result of the decline in world oil prices, the Company's reserves in Ecuador were not economic as of December 31, 1998 which resulted in the elimination of all units. The Company's U.S. oil reserves (including, oil, condensate and natural gas liquids) have been prepared using average prices received by the Company of $24.31, $9.67 and $16.91 per barrel and gas reserves were prepared using average natural gas prices received by the Company of $2.12, $2.17 and $2.20 per Mcf, as of December 31, 1999, 1998 and 1997, respectively. The Canadian reserves have been prepared using average prices received by the Company oil of $22.34, $8.71 and $15.30 per barrel and average natural gas prices of $2.02, $1.72 and $1.34 per Mcf, as of December 31, 1999, 1998 and 1997, respectively. Ecuador reserves were prepared using an average oil price of $24.16 and $18.00 per barrel as of December 31, 1999 and 1997, respectively. See
Item 1 "Risk Factors" and "Business Risks" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to the Consolidated Financial Statements".

                                         U.S.                    Ecuador                Canada                   Total
                                -----------------------  ----------------------  ----------------------  -----------------------
Proved Reserves                     Oil         Gas         Oil          Gas        Oil         Gas         Oil          Gas
---------------                    (Bbls)      (Mcf)       (Bbls)       (Mcf)      (Bbls)      (Mcf)       (Bbls)       (Mcf)
                                ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
   Balance, December 31, 1996      715,854   22,798,358          --          --     635,300   5,341,000   1,351,154   28,139,358
   Extensions, discoveries and
    additions                       20,480    2,869,630      26,395          --      15,774      95,139      62,649    2,964,769
   Revisions of previous
    estimates                       53,743     (814,731)    (26,395)         --     (30,595)    384,760      (3,247)    (429,971)
   Purchase and sale of
    minerals in place (net)      1,746,890    7,702,198     489,971          --      (1,793)   (295,974)  2,235,068    7,406,224
   Production                     (186,759)  (2,554,072)    (23,966)         --     (93,486)   (942,625)   (304,211)  (3,496,697)
                                ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
   Balance, December 31, 1997    2,350,208   30,001,383     466,005          --     525,200   4,582,300   3,341,413   34,583,683
   Extensions, discoveries and
    additions                      237,189   12,903,760          --          --     170,912          --     408,101   12,903,760
   Revisions of previous
    estimates                     (192,935)  (2,362,293)   (437,413)         --          --          --    (630,348)  (2,362,293)
   Purchase and sale of
    minerals in place (net)      1,004,373   12,066,855          --          --   3,656,928  24,914,483   4,661,301   36,981,338
   Production                     (406,920)  (4,219,528)    (28,592)         --    (321,040) (2,212,983)   (756,552)  (6,432,511)
                                ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
   Balance, December 31, 1998    2,991,915   48,390,177          --          --   4,032,000  27,283,800   7,023,915   75,673,977
   Extensions, discoveries and
    additions                      131,397    1,110,740          --          --          --          --     131,397    1,110,740
   Revisions of previous
    estimates                      339,573    5,186,006     367,202          --     707,794  (5,654,126)  1,414,569     (468,120)
   Purchase and sale of
    minerals in place (net)       (175,573) (18,101,385)         --          --    (293,444)   (512,147)   (469,017) (18,613,532)
   Production                     (326,584)  (3,095,456)    (35,473)         --    (494,350) (2,299,527)   (856,407)   (5,394,983)
                                ----------   ----------  ----------  ----------  ----------  ----------  ----------  -----------
   Balance, December 31, 1999    2,960,728   33,490,082     331,729          --   3,952,000  18,818,000   7,244,457   52,308,082
                                ==========   ==========  ==========  ==========  ==========  ==========  ==========  ===========

Proved Developed Reserves
-------------------------
   Balance, December 31, 1997    2,334,122   29,156,068     466,005          --     525,200   4,582,300   3,325,327   33,738,368
   Balance, December 31, 1998    2,731,986   40,605,557          --          --   3,899,100  26,773,600   6,631,086   67,379,157
   Balance, December 31, 1999    2,668,623   25,940,224     331,729          --   3,559,476  18,552,000   6,559,828   44,492,424

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Note 17.  Subsequent Events

          On March 1, 2000, the Company sold Neutrino's interests in Inverness and Swan Hills in Alberta, Canada, for $9.0 million, subject to certain adjustments. Of the $9.0 million sales price, $7.55 million was closed and funded on March 1, 2000. The remainder of the transaction closed on March 21, 2000. Proceeds received were used to reduce Canadian indebtedness.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

Items 10 through 13 of this Part III are omitted since the Company expects to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1999 a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. Items 10 through 13 are hereby incorporated by reference herein from such proxy statement. If, for any reason, such proxy statement is not filed within such period, this Form 10-K will be appropriately amended.


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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)(1)   The following documents are filed as a part of this report:

          The following consolidated financial statements of the Company are included in Part II, Item 8. of this report:

                                                                      Page
                                                                      ----
               Consolidated Statements of Income..................     F-2
               Consolidated Balance Sheets........................     F-3
               Consolidated Statements of Cash Flows..............     F-4
               Consolidated Statements of Stockholders' Equity....     F-5
               Notes to Consolidated Financial Statements.........     F-6
               Report of independent accountants..................     F-8

 (a)(2) Exhibits

        (a)    Exhibit
               Numbers                    Description
               -------                    -----------

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

                10.9 Joint Venture Agreement, dated October 1, 1995, between Southern Mineral Corporation and The Links Group, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-
                         8043)).

               *10.10 Option Agreement, dated January 5, 1996, between Southern Mineral Corporation and Diasu Oil & Gas Company, Inc. covering the exploration joint venture (incorporated by reference to Exhibit 10.13 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-
                         8043)).

               *10.11 Stock Option Agreement dated April 6, 1995, between Southern Mineral Corporation and Robert R. Hillery (incorporated by reference to Exhibit 10.14 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-
                         8043)).

                10.12 Subscription Agreement and Assumption of Obligations, dated January 5, 1995, between Southern Mineral Corporation and Gary L. Chitty, and Thomas J McMinn (incorporated by reference to Exhibit 10.15 to Form 10-KSB/A-1 dated December 31, 1995 (Commission File No. 0-
                         8043)).

                10.13 Amendment to Credit Agreement between Southern Mineral Corporation et al and Compass Bank-Houston dated August 30, 1996 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Company dated August 30, 1996 (Commission File No. 0-8043)).

                10.14 Second Amendment to Credit Agreements between the Company and Compass Bank dated December 17, 1996 (incorporated by reference to Exhibit 10.14 to Form 10-KSB dated December 31, 1996 (Commission File No. 0-
                         8043)).

                10.15 Third Amendment to Credit Agreement between the Company and Compass Bank, dated June 10, 1997 (incorporated by reference to Exhibit 10.15 to Form S-2 (Commission File No. 333-35843)).

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

               Exhibit
               Numbers                    Description
               -------                    -----------
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

                10.25 Neutrino Resources Inc. Credit Facility Agreement with National Bank of Canada as amended February 26, 1999 (incorporated by reference to Exhibit 10.25 to Form 10-K dated December 31, 1998 (Commission File No. 0-08043)).

               *10.26 Neutrino Resources Inc. Employee Stock Savings Plan effective July 8, 1998 (incorporated by reference to Exhibit 10.26 to Form 10-K dated December 31, 1998 (Commission File No. 0- 8043)).

                10.27 Second Amendment to Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated March 29, 1999 (incorporated by reference to Exhibit 10.27 to Form 10-K dated December 31, 1998 (Commission File No. 0-
                         8043)).

               *10.28 Amendment to Incentive Stock Option Agreement of the Registrant (incorporated by reference to Exhibit 10.28 to Form 10K dated December 31, 1998 (Commission File No. 0-8043)).

               *10.29 Board Resolution of the Company establishing a Retention Plan in the event of a change of control of the Company dated January 7, 1999 (incorporated by reference to Exhibit 10.29 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043)).

                10.30 Employment Agreement between Jeffrey W.C. Arsenych and Neutrino Resources, Inc., dated as of July 1, 1998 (incorporated by reference to Exhibit 10.30 to Form 10-K/A dated December 31, 1998 (Commission File No. 0-
                         8043)).

                10.31 Employment Agreement between David W. Beckwermert and Neutrino Resources, Inc., dated as of July 1, 1998 (incorporated by reference to Exhibit 10.31 to Form 10-K/A dated December 31, 1998 (Commission File No. 0-
                         8043)).

               Exhibit
               Numbers                    Description
               -------                    -----------

                10.32 Stock Purchase Agreement, dated July 20, 1999, among EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., Energy Capital Investment Company PLC, BOCP Energy Partners, L.P. and the Registrant (incorporated by reference to Exhibit 10.32 to Form S-4 (Commission File No. 333-83345)).

                10.33 Purchase and Sale Agreement, July 9, 1999, between the Registrant, Amerac Energy Corporation and ANR Production Company (incorporated by reference to Exhibit 10.34 to Form S-4 (Commission File No. 333-88345)).

                10.34 Agreement of Purchase and Sale, dated February 16, 2000, between Neutrino Resources, Inc. and Star Oil and Gas Ltd (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 16, 2000 (Commission File No. 0-
                         8043)).

                10.35 Neutrino Resources Inc. Credit Facility Agreement with National Bank of Canada as amended July 15, 1999 (filed herewith).

                10.36 Neutrino Resources Inc. Credit Facility Agreement with National Bank of Canada as amended December 24, 1999 (filed herewith).

                10.37 Neutrino Resources Inc. Credit Facility Agreement with National Bank of Canada as amended March 3, 2000 (filed herewith).

                10.38 Letter Amendment dated July 28, 1999, to the Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (filed herewith).

                10.39 Letter Amendment dated September 2, 1999, to the Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (filed herewith).

                10.40 Letter Amendment dated September 30, 1999, to the Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (filed herewith).

                10.41 Letter Amendment dated October 8, 1999, to the Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (filed herewith).

                10.42 Letter Amendment dated October 12, 1999, to the Amended and Restated Credit Agreement between the Company, Compass Bank-Houston and First Union National Bank dated June 19, 1998 (filed herewith).

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

                 23.5 Consent of Chapman Petroleum Engineering, Ltd. (filed herewith).

                 23.6 Consent of Gilbert Laustsen Jung Associates Ltd. (filed herewith).

                 27.1    Financial Data Schedule (filed herewith).

                 *       Management Contracts, Plans or Arrangements to Item 601
                         (b) (10) (iii) (A) of regulation S-K.

            (a)  Reports on Form 8-K

                    Form 8-K filed October 29, 1999, reporting the Registrant's (and certain subsidiaries of the Registrant) filing for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        SOUTHERN MINERAL CORPORATION

                                        BY:        /s/ STEVEN H. MIKEL
                                             ----------------------------------
                                                       Steven H. Mikel
                                           President and Chief Executive Officer

Date: April 5, 2000

          Pursuant with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date: April 5, 2000

          Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/       B. TRAVIS BASHAM          Director                       April 5, 2000
----------------------------------
          B. Travis Basham

/s/     MICHAEL E. LUTTRELL         Vice President-Finance and     April 5, 2000
----------------------------------
        Michael E. Luttrell         Chief Financial Officer and
                                    Accounting Officer

/s/      THOMAS R. FULLER           Director                       April 5, 2000
----------------------------------
         Thomas R. Fuller

/s/      ROBERT R. HILLERY          Director                       April 5, 2000
----------------------------------
         Robert R. Hillery

 /s/     HOWELL H. HOWARD           Director and Chairman          April 5, 2000
----------------------------------
         Howell H. Howard           of the Board of Directors

/s/       STEVEN H. MIKEL           Director, President and Chief  April 5, 2000
----------------------------------
          Steven H. Mikel           Executive Officer

/s/     JEFFREY B. ROBINSON         Director                       April 5, 2000
----------------------------------
        Jeffrey B. Robinson

/s/     DONALD H. WIESE, JR.        Director                       April 5, 2000
----------------------------------
        Donald H. Wiese, Jr.

/s/    SPENCER L. YOUNGBLOOD        Director                       April 5, 2000
----------------------------------
       Spencer L. Youngblood