Form 10-K/A
period 1999-12-31
SOUTHERN MINERAL CORP
filed 2000-05-01
CIK 92223

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

               [_] Yes        [X] No

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The Company's directors and executive officers and their ages as of March 16, 2000 are as follows:

                          DIRECTOR SINCE    AGE   POSITION

  B. Travis Basham             1995          61   Director
  Thomas R. Fuller             1995          52   Director
  Robert R. Hillery            1993          72   Director
  Howell H. Howard             1960          72   Chairman of the Board of Directors
  Michael E. Luttrell           N/A          50   Vice President-Finance and Chief Financial Officer
  Steven H. Mikel              1995          48   Director, President, Chief Executive Officer and Secretary
  Jeffrey B. Robinson          1998          55   Director
  Donald H. Wiese, Jr.         1995          58   Director
  Spencer L. Youngblood        1995          54   Director

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

    MICHAEL E. LUTTRELL joined the Company in 1999 and is the Vice President-Finance and Chief Financial Officer. Mr. Luttrell has a broad general management, financial and administrative background with over 25 years of experience. His experience is in a variety of industries through both public accounting and managerial roles in privately held firms and publicly traded entities. From June 1998 to May 1999, Mr. Luttrell was Senior Vice President and Chief Financial officer of Centas Technical Services, L.L.C., a Houston based international oil and gas company, and was self employed from 1993 to 1998 focusing most recently on the consolidation of fragmented industries. From 1986 to 1993, Mr. Luttrell was Executive Vice President and Chief Financial Officer of Geodyne Resources, Inc. which was a publicly traded energy firm, affiliated with PaineWebber Incorporated. Geodyne formed 29 publicly registered limited partnerships with total subscriptions of $568 million from 50,000 limited partners to acquire producing oil and gas properties. In addition, Mr. Luttrell has held various positions in public accounting firms including KPMG Peat Marwick and privately held energy firms including oil and gas exploration and production and contract drilling companies, which included Snyder Exploration Company and Nicklos Oil and

Gas Company. Mr. Luttrell earned a Bachelor of Business Administration in Accounting from the University of Texas in 1972 and became a Certified Public Accountant in the State of Texas in 1974.

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

    JEFFREY B. ROBINSON has served as the President and Chief Executive Officer of Fremont Exploration, Inc. since April 1999, an Oklahoma-based oil and gas company. He was the former President and Chief Executive Officer of Centas Technical Services, L.L.C. from February 1998 through March 1999 and was President and Chief Executive Officer of Amerac Energy Corporation from July 1994 through January 1998. He was previously with Amax Oil and Gas Inc. Mr. Robinson joined the Company's Board of Directors in January of 1998 following the merger of Amerac with and into the Company. Mr. Robinson received a B.S. in petroleum engineering from Marietta College in Marietta, Ohio.

    DONALD H. WIESE, JR. has been, since 1986, a Manager of the Diverse Partnerships, and since 1981, has been President of Heathery Resources, Inc., an oil and gas consulting company. He has served as President of DHW Energy, Inc. since 1994. He was retained by Primary Fuels, Inc. to establish and manage its oil and gas acquisition program and was responsible for $240,000,000 in producing property acquisitions from 1981 to 1987. Mr. Wiese was President of Nord Petroleum Corporation from 1979 to 1981 and Vice-President of American Express' international oil and gas project financing group from 1976 to 1979. His technical training includes evaluation and appraisal experience as Vice President of DeGolyer and MacNaughton (1973-1976), and oil and gas operations with Texaco, Inc. (1965-1973). Mr. Wiese is a graduate of New Mexico State University and a Registered Professional Engineer.

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

Terms of Office

    Each of the Company's directors will hold office until the Company's Annual Meeting of Stockholders or until his successor is duly elected and qualified. All executive officers of the Company serve at the discretion of the Board of Directors. The Company's Amended Plan contemplates a reduction in the Board of Directors from eight members to five - two of which will be chosen by the current Board of Directors.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 1999, the Company believes that all of the Company's executive officers and directors complied with Section 16(a) reporting requirements during 1999 except as follows: each of Billy W. Lee and John A. Walker failed to file a Form 5 on a timely basis with respect to the repricing of options to purchase the Company's Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION.

Director Compensation

    The Company reimburses each director for his actual and necessary expenses reasonably incurred in connection with attending meetings of the Board of Directors and its committees. In April 1997, the Board of Directors adopted the 1997 Non-Employee Director Compensation Plan ("1997 Plan") which is effective through May 2002. Under the 1997 Plan, non-employee directors are entitled to receive 1,000 shares of Common Stock for each Board of Directors meeting attended, including telephonic meetings. No retainer or other compensation for serving as a director of the Company was paid during 1999.

Executive Officer Compensation

    The following table reflects all forms of compensation for Steven H. Mikel, John A. Walker, Billy W. Lee and Michael E. Luttrell's services to the Company paid during the three years ended December 31, 1999:



                           SUMMARY COMPENSATION TABLE


                                Annual Compensation                 Long-Term Compensation
                           -----------------------------        ---------------------------------
                                                                         Awards                        Payouts
                                                                --------------------------------       --------
                                                                                       Securities
                                                                         Restricted    Underlying
                                                        Other Annual       Stock       Options/        LTIP          All Other
Name and Principal        Year  Salary ($)   Bonus ($)  Compensation ($) Awards ($)     SARs (#)     Payouts ($)  Compensation ($)
------------------        ----  ---------    --------   ---------------- ----------    ----------    -----------  ----------------
Position
--------
Steven H. Mikel           1999   $175,000          --          --            --            --            --         $    693/(1)/
 President, Chief         1998   $175,000          --          --            --            --            --         $    515/(2)/
 Executive Officer        1997   $150,000     $60,000          --            --          10,000          --         $  5,265/(2)(3)/
 and Secretary

John A. Walker/(9)/       1999   $104,167          --          --            --            --            --         $    477/(4)/
 Vice President-          1998   $ 90,000          --          --            --            --            --         $  5,227/(4)(5)/
 Exploration              1997   $ 90,000     $24,000                                    70,000          --         $  5,227/(4)(5)/

Billy W. Lee/(9)/         1999   $104,167          --          --            --            --            --         $    985/(6)/
 Vice President-          1998   $125,000                      --            --            --            --         $    187/(7)/
 Engineering              1997   $ 45,243     $24,000          --            --         100,000          --


Michael E. Luttrell/(10)/ 1999   $ 77,083          --          --            --         100,000          --         $    796/(8)/
 Vice
 President-Finance
 & CFO


(1) Includes $693 per year computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverage. Substantially all employees of the Company are covered by term life insurance policies.

(2) Includes $515 per year computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverage. Substantially all employees of the Company are covered by term life insurance policies.

(3) Includes $4,750 contributed by the Company to each officer's account in the Company's Simplified Employee Pension Plan in which substantially all of the Company's employees are eligible to participate.

(4) Includes $477 per year computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverage. Substantially all employees of the Company are covered by term life insurance policies.

(5) Includes $4,750 contributed by the Company for Mr. Walker's account in the Company's Simplified Employee Pension Plan in which substantially all of the Company's employees are eligible to participate.

(6) Includes $985 for 1998 computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverage. Substantially all employees of the Company are covered by term life insurance policies.

(7) Includes $187 contributed by the Company for Mr. Lee's account in the Company's Simplified Employee Pension Plan in which substantially all of the Company's employees are eligible to participate.

(8) Includes $796 per year computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverage. Substantially all employees of the Company are covered by term life insurance policies.

(9)  Mr. Walker and Mr. Lee's employment was terminated August 30, 1999.

(10) Mr. Luttrell has been employed by the Company since June 1, 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                        Number of Securities       Percent of Total
                            Underlying              Options/SARs           Exercise or                         Grant Date
                          Options/SARs               Granted to            Base Price      Expiration            Present
   Name                     Granted               Employees in 1999         ($/Share)      Date/(1)/           Value ($)/(2)/
---------              ----------------------    -------------------       ------------    -----------         ------------
Michael E. Luttrell         100,000                     81.6%                 $.50           05/31/04              $19,000


(1) The options become exercisable as to one-third of the shares after the expiration of one year from the date of grant, as to two-thirds after the expiration of two years and in full after the expiration of three years from the date of grant. Options are granted for a term of five years, subject to termination 90 days following termination of employment. Each option vests in full upon death, disability, normal retirement or a change of control of the Company.

(2) The dollar amounts represent the value calculated using the Black-Scholes option pricing model and using June 1, 1999, the date on which such options were granted, as the applicable grant date. The actual value, if any, realized will depend on the excess of the stock price over the exercise price at the date the option is exercised. The estimated values under that model are based on assumptions that include (i) a stock price volatility of 66%, (ii) a discount rate of 5.63% and (iii) a dividend yield of 0%. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation.

                                                     AGGREGATED OPTION/SAR REPRICINGS
                                                       FOR THE TEN YEAR PERIOD ENDING
                                                             DECEMBER 31, 1999


                                                                                                                  Length of
                                                                                                                  original
                                          Number of         Market price                                         option term
                                          Securities        of stock at      Excise price                         remaining
                                          Underlying           time of           at               New             at date of
                                          options/SARs       repricing or      time of          exercise          repricing
                                          Repriced or          amendment     repricing of        price                or
        Name               Date           Amended (#)            ($)          amendment           ($)              amendment
 --------------------    -------       ----------------    --------------  ----------------    -----------      --------------
Billy W. Lee              08/31/99           50,000            $ 0.28           $1.00             $0.28           34 months
                                             50,000            $ 0.28           $1.00             $0.28         38.5 months

                          12/21/98           50,000            $0.625           $5.00             $1.00           42 months
                                             50,000            $0.625           $6.75             $1.00           42 months

John A. Walker            08/31/99           50,000            $ 0.28           $1.00             $0.28         38.5 months
                                             20,000            $ 0.28           $1.00             $0.28           30 months
                                             50,000            $ 0.28           $1.00             $0.28         20.5 months

                          12/21/98           50,000            $0.625           $6.75             $1.00         46.5 months
                                             20,000            $0.625           $5.00             $1.00           38 months
                                             50,000            $0.625           $3.00             $1.00         28.5 months

    The options for the above referenced named Executive Officers that were repriced in 1999 as part of a severance arrangement approved by the Board of Directors on August 31, 1999. On that date, all options held by the above referenced named Executive Officers were repriced to reduce the exercise price to $0.28 per share. As of that date, the Company's common stock was trading at $0.28 per share. The Board of Directors, on December 21, 1998, had previously reduced the exercise price to $1.00 per share for all employees other than the President and Chief Executive Officer of the Company as of that date. The market price of the Company's common stock was $0.625 per share on December 21, 1998. The options were repriced to provide greater motivation to the employees that had remained with the Company. The Board of Directors believed that the substantial decline in the price of the Company's common stock was the result of many factors that were not related to the performance of the employees.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND OPTION/SAR VALUE AT DECEMBER 31, 1999


                                               Number of Securities Underlying   Value of Unexercised In-the-
                                                  Unexercised Options/SARs          Money Options/SARs at
                       Shares                       at December 31, 1999            December 31, 1999/(1)/
                      Acquired        Value      ----------------------           ----------------------
        Name            On           Realized   Exercisable   Unexercisable      Exercisable   Unexercisable
        -----       -----------      --------   -----------   -------------      ------------  --------------
Steven H. Mikel           0             $0         460,000                0             $0          $0

Billy W. Lee              0             $0         100,000                0             $0          $0

John A. Walker            0             $0         120,000                0             $0          $0

Michael E. Luttrell       0             $0               0          100,000             $0          $0

(1) Based upon the last sales price of $0.1875 per share on December 31, 1999, as reported in the consolidated reporting system for OTC Bulletin Board.

Simplified Employee Pension Plan

    In 1995, the Company adopted a Simplified Employee Pension Plan ("SEP"). The SEP allows employees to defer part of their salary. Employer contributions are optional, and the Company will determine annually whether it will contribute and at what level. The maximum amount that can be contributed annually per

SEP plan participant, particularly from a combination of salary deferrals plus Company optional contributions, is $22,500. The Company's contributions amounted to $33,784 and was 90% of the amount contributed by each of the participants in the plan during 1997.

Compensation Committee

    The Compensation Committee reviews and recommends to the Board of Directors compensation and benefits of all officers of the Company and reviews general policy relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the issuance of stock options. The following persons served on the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 1999: Howell H. Howard, E. Ralph Hines, Jr. and James E. Nielson. The Compensation Committee did not meet during 1999, these duties were carried out by the Board of Directors.

Employment Contracts and Change in Control Arrangements

    Pursuant to a severance plan established by resolution of the Board of Directors effective October 1999, Messrs. Mikel and Luttrell are entitled to one and one-half year's salary, in a lump sum, upon termination prior to June 1, 2001 without cause or resulting from a change of control. Pursuant to this severance plan, in the event of termination, Messrs. Mikel and Luttrell would be entitled to receive payments of $262,500 and $225,000, respectively.

    In August 1999, the Company entered into a severance agreements with Messrs. Walker and Lee, formerly Vice Presidents of the Company. In connection with the termination of their employment pursuant to such severance agreements, each were entitled to salary continuation and benefits through November 1999. The total amount of each salary continuation was $31,250 of which $20,833 was paid in 1999.

Stock Performance

    The following compares the performance of the Company's Common Stock to the Standard & Poor's 500 Stock Index ("S&P 500 Index") and to the Standard & Poor's Domestic Oil Index ("S&P Domestic Oil Index"). The table assumes that the amount of investment was $100 on December 31, 1994 and that any dividends were reinvested.

                      12/31/94  12/31/95  12/31/96  12/31/97  12/31/98  12/31/99
                      --------  --------  --------  --------  --------  --------
Southern Mineral Corp. $100.00    223.88    876.87    820.90    107.28     27.99
S&P 500 Index           100.00    137.58    169.17    225.60    290.08    351.12
S&P Domestic Oil Index  100.00    113.85    143.98    171.31    139.08    172.69

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of March 16, 2000, the number of shares of the Company's Common Stock owned by each director and director nominee of the Company, executive officer named in the Summary Compensation Table above, and all of the Company's directors and executive officers as a group. Based on publicly-available filings with the Securities and Exchange Commission, the Company knows of no person or entity, other than those listed below, who is the holder of more than five percent of its voting securities. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder, and is a United States citizen.

                                                     Amount and Nature of         Percent of
Name and Address of Beneficial Owner                 Beneficial Ownership          Class
------------------------------------                 ---------------------       -----------

B. Travis Basham.....................................    533,807/(1)/                4.1%
Thomas R. Fuller.....................................    536,807/(2)/                4.1%
Robert R. Hillery....................................     84,828/(3)/                 *
Howell H. Howard.....................................     490,417/(4)/               3.8%
Billy W. Lee.........................................     100,000/(5)/                *
Michael E. Luttrell..................................      18,000                     *
Steven H. Mikel......................................     647,421/(6)/               5.0%
Jeffrey B. Robinson..................................     103,497/(7)/                *
John A. Walker.......................................     126,960/(8)/                *
Donald H. Wiese, Jr..................................     531,307/(9))/              4.1%
Spencer L. Youngblood................................     528,807/(10)/              4.1%

All Directors and Officers as a group (11 persons)...   3,596,182                   27.6%

*  Less than one percent of outstanding Common Stock.

(1) Includes 376,985 shares held by Venucot, Inc., a corporation controlled by Mr. Basham, and 7,924 and 69,576 shares issuable upon exercise of presently exercisable options held by Mr. Basham and Venucot, Inc., respectively.

(2) Includes 376,985 shares held by Michmatt, Inc., a corporation controlled by Mr. Fuller, and 7,924 and 69,576 shares issuable upon exercise of presently exercisable options held by Mr. Fuller and Michmatt, Inc., respectively.

(3) Includes 43,878 shares issuable upon exercise of a presently exercisable option, and 6,054 shares issuable upon conversion of $50,000 of the Company's 6.875% Convertible Subordinated Debentures ("Convertible Debentures") at a conversion rate of 121.07 shares of Common Stock per $1,000 of Convertible Debentures (the "Convertible Rate").

(4) Includes 363,633 shares held in trusts of which Mr. Howard or his wife serves as a co-trustee and shares voting and dispositive power, and 26,488 shares owned directly by Mr. Howard's wife.

(5) Includes 100,000 shares issuable upon exercise of presently exercisable options.

(6) Includes 460,000 shares issuable upon exercise of presently exercisable options, and 2,421 shares issuable upon conversion of $20,000 of Convertible Debentures at the Conversion Rate, which Convertible Debentures are held in trusts of which Mr. Mikel is trustee and possesses voting and dispositive power.

(7)  Includes 1,276 shares indirectly held by Mr. Robinson's children.

(8) Includes 120,000 shares issuable upon exercise of presently exercisable options and 484 shares issuable upon conversion of $4,000 of Convertible Debentures at the Conversion Rate.

(9) Includes 369,485 shares held by DHW Energy, Inc., a corporation controlled by Mr. Wiese, and 7,924 and 69,576 shares issuable upon exercise of presently exercisable options held by Mr. Wiese and DHW Energy, Inc., respectively.

(10) Includes 376,985 shares held by Kona, Inc., a corporation controlled by Mr. Youngblood, and 7,924 and 69,576 shares issuable upon exercise of presently exercisable options held by Mr. Youngblood and Kona, Inc., respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    SMC Production Company, a wholly - owned subsidiary of the Company, owns an 18.906% interest in Diverse GP III ("Diverse"), a general partnership. Three of the Company's directors are managers of Diverse and through various entities own the majority of the remaining interest in Diverse.

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


                                    SOUTHERN MINERAL CORPORATION

  Date: April 27, 2000              BY:    /s/ STEVEN H. MIKEL
                                        --------------------------------
                                               Steven H. Mikel
                                        President and Chief Executive Officer



     Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/  B. TRAVIS BASHAM               Director                      April 27, 2000
------------------------------
      B. Travis Basham


/s/  THOMAS R. FULLER               Director                      April 27, 2000
------------------------------
      Thomas R. Fuller


/s/   ROBERT R. HILLERY             Director                      April 27, 2000
------------------------------
        Robert R. Hillery


/s/   HOWELL H. HOWARD              Director and Chairman         April 27, 2000
------------------------------      of the Board of Directors
        Howell H. Howard


/s/  MICHAEL E. LUTTRELL            Vice President-Finance and    April 27, 2000
------------------------------      Chief Financial Officer
      Michael E. Luttrell


/s/   STEVEN H. MIKEL               Director, President,          April 27, 2000
-----------------------------       Chief Executive Officer and
         Steven H. Mikel            Secretary


/s/   JEFFREY B. ROBINSON           Director                      April 27, 2000
------------------------------
      Jeffrey B. Robinson


/s/  DONALD H. WIESE, JR.           Director                      April 27, 2000
------------------------------
     Donald H. Wiese, Jr.


/s/   SPENCER L. YOUNGBLOOD         Director                      April 27, 2000
------------------------------
       Spencer L. Youngblood