Form 10-Q
period 2000-03-31
SOUTHERN MINERAL CORP
filed 2000-05-15
CIK 92223

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      OR

             [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes [X]       No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2000, there were 13,027,397 shares of the Registrant's common stock outstanding.

================================================================================

                         SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS

------------------------------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Consolidated Financial Statements:

   Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999..............  3
   Unaudited Consolidated Statements of Operations for the three months ended
     March 31, 2000 and 1999.......................................................................  4
   Unaudited Consolidated Statements of Cash Flows for the
     three months ended March 31, 2000 and 1999....................................................  5

   Notes to Consolidated Financial Statements......................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   Liquidity and Capital Resources................................................................. 12
   Financial Condition and Results of Operations................................................... 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk................................. 17

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................... 18

Item 6. Exhibits and Reports on Form 8-K........................................................... 19

                        PART I - FINANCIAL INFORMATION

              ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                   March 31,        December 31,
                                                                                      2000             1999
                                                                                    --------         --------
                                      ASSETS                                        (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                        $  2,263         $  1,981
   Receivables, net                                                                    4,816            4,923
   Property held for sale                                                                 --            8,914
   Other                                                                                 593              606
                                                                                    --------         --------
              Total current assets                                                     7,672           16,424

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
   EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
     Oil and gas producing properties                                                112,932          120,932
     Unproven properties                                                               4,891            4,443
     Office equipment                                                                    561              561
     Accumulated depreciation, depletion and amortization                            (41,339)         (47,971)
                                                                                    --------         --------
                                                                                      77,045           77,965
OTHER ASSETS                                                                             350              345
                                                                                    --------         --------
              Total assets                                                          $ 85,067         $ 94,734
                                                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:

CURRENT LIABILITIES
   Accounts payable (Post-petition)                                                 $  1,468         $  1,375
   Accrued liabilities (Post-petition)                                                 3,316            2,950
   Canadian bank loan                                                                  2,580           13,876
                                                                                    --------         --------
              Total current liabilities                                                7,364           18,201
                                                                                    --------         --------
LONG-TERM LIABILITIES
   Deferred Income Taxes                                                               4,327            4,240
                                                                                    --------         --------
              Total liabilities not subject to compromise                             11,691           22,441
                                                                                    --------         --------
LIABILITIES SUBJECT TO COMPROMISE:
    Accounts payable (Pre-petition)                                                    2,093            1,981
    Accrued liabilities (Pre-petition)                                                 1,760            1,779
    Notes payable banks (Pre-petition)                                                16,109           16,109
    Subordinated debentures (Pre-petition)                                            41,400           41,400
                                                                                    --------         --------
              Total liabilities subject to compromise (Pre-petition)                  61,362           61,269
                                                                                    --------         --------
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; authorized 5,000,000 shares at March 31, 2000; none issued
    Common stock, par value $.01 per share; authorized 50,000,000 shares at March 31, 2000; issued 13,020,360 and 13,000,360 at March 31, 2000 and December 31,1999, respectively;
       outstanding 12,929,137 and 12,909,137
       shares at March 31, 2000 and December 31, 1999, respectively                      130              130
    Additional paid-in capital                                                        30,891           30,885
    Accumulated other comprehensive loss-foreign currency translation adjustment        (477)            (288)
    Retained deficit                                                                 (18,477)         (19,651)
    Less: Treasury stock                                                                 (53)             (52)
                                                                                    --------         --------
              Total stockholders' equity                                              12,014           11,024
                                                                                    --------         --------
              Total liabilities and stockholders' equity                            $ 85,067         $ 94,734
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

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                           2000           1999
                                                                         -------         -------
                                                                               (Unaudited)
Revenue
  Oil and gas........................................................    $ 7,412         $ 5,621
  Gains on sales of properties and other assets......................         --           5,073
                                                                         -------         -------
                                                                           7,412          10,694
Expenses
  Production.........................................................      1,973           2,081
  Exploration........................................................        218              47
  Depreciation, depletion and amortization...........................      1,918           3,081
  General and administrative.........................................        601           1,040
  Restructuring and bankruptcy expenses..............................        852              --
                                                                         -------         -------
                                                                           5,562           6,249
                                                                         -------         -------
Income from operations...............................................      1,850           4,445

Other income, expenses and deductions
  Interest and other income..........................................         72              27
  Interest and debt expense..........................................       (557)         (1,774)
                                                                         -------         -------
Income before income taxes...........................................      1,365           2,698
Provision (benefit) for foreign, federal and state income taxes
  Current provision..................................................         75              33
  Deferred provision (benefit).......................................        116            (263)
                                                                         -------         -------
                                                                             191            (230)
                                                                         -------         -------
Net income...........................................................    $ 1,174         $ 2,928
                                                                         =======         =======
Net income per share-basic...........................................    $   .09         $   .23
                                                                         =======         =======
Net income per share-diluted.........................................    $   .09         $   .20
                                                                         =======         =======
Weighted average number of shares outstanding-basic..................     12,917          12,800
                                                                         =======         =======
Weighted average number of shares outstanding-diluted................     12,955          17,812
                                                                         =======         =======

   The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                              2000            1999
                                                                            -------         -------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income............................................................    $ 1,174         $ 2,928
  Adjustments to net income.............................................      2,946          (4,439)
                                                                            -------         -------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......      4,120          (1,511)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of properties.....................................      9,334           6,204
  Acquisition of Neutrino, net of cash received.........................         --             285
  Capital expenditures..................................................     (1,907)         (1,161)
                                                                            -------         -------
              NET CASH PROVIDED BY INVESTING ACTIVITIES.................      7,428           5,328

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt............................................         --          (4,437)
  Payments on note payable..............................................    (11,246)            ---
  Loan acquisition costs................................................        (20)           (258)
                                                                            -------         -------
              NET CASH USED IN FINANCING ACTIVITIES.....................    (11,266)         (4,695)

EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................         --              14
                                                                            -------         -------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......        282            (864)
Cash and cash equivalents at beginning of period........................      1,981           1,541
                                                                            -------         -------
Cash and cash equivalents at end of period..............................    $ 2,263         $   677
                                                                            =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest................................................    $   551         $ 2,940
  Cash paid for taxes...................................................         25              45

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Directors' fees paid in stock.........................................          7               5


   The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999 and statements of cash flows for the three months then ended have been included.

  On October 29, 1999 ("Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company ("Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code ("Bankruptcy Code"), in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division ("Bankruptcy Court"). All debts of the Company and Debtor Subsidiaries, except those of the Company's Canadian Subsidiary, Neutrino Resources, Inc. ("Neutrino"), as of the Petition Date are currently stayed by the bankruptcy petitions and subject to compromise pursuant to such proceedings. See Note 2 for further information. The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes. Under the provisions of the Bankruptcy Code, the Company and its Debtor Subsidiaries have the exclusive right for 120 days following the Petition Date to file a Plan of Reorganization with the Bankruptcy Court. On May 2, 2000 the Company and its Debtor Subsidiaries filed a Second Amended Plan of Reorganization and Disclosure Statement. On May 2, 2000, the Bankruptcy Court approved the Disclosure Statement and exclusivity was extended to June 22, 2000. The Bankruptcy Court has set June 30, 2000 for hearing on confirmation of the Second Amended Plan. See Note 2 for further discussion.

  The accompanying financial statements have been prepared in a manner consistent with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Beginning in the fourth quarter of 1999, and for the year ended December 31, 1999, the consolidated financial statements of the Company and its subsidiaries are presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). SOP 90-7 provides guidance on financial reporting by entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns under Chapter 11, Title 11 of the United States Code. SOP 90-7 generally requires the reclassification of the consolidated balance sheet, statement of operations and cash flows to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed above, the Company has filed for reorganization under Chapter 11 of the Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to recoverability and classifications of reported asset amounts or the amounts and classifications of liabilities that might result from the ultimate resolution of Plan of Reorganization.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--Continued

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share - Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all potential common shares, including options and convertible debt.

    For the quarters ended March 31, 2000 and March 31, 1999, the issuance or conversion of 1,930,000 and 5,164,000 potential common shares, respectively, were excluded as they would have an antidilutive effect on the diluted earning per share calculation; and therefore, were not considered in the calculation of the diluted weighted average number of shares outstanding.

Reclassifications - Certain amounts in prior financial statements may have been reclassified to conform to the 2000 financial statement presentation.

Comprehensive Income - Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners, including, among other things, foreign currency translation adjustments. The Company's total comprehensive income for the three months ended March 31, 2000 and 1999 was as follows (in thousands):


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                   -----------------
                                                    2000       1999
                                                   ------     ------

     Net income                                    $1,174     $2,928
     Foreign currency translation adjustment         (189)       769
                                                   ------     ------
     Total comprehensive income                    $  985     $3,697
                                                   ======     ======


NOTE 2.  BANKRUPTCY FILING

  On October 29, 1999, the Company and its Debtor Subsidiaries, excluding Neutrino, filed voluntary petitions for relief under the Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. All debts of the Company and its Debtor Subsidiaries as of the Petition Date are currently stayed by the bankruptcy petitions and subject to compromise pursuant to such proceedings. The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes.

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

  On February 25, 2000, the Company filed a Plan of Reorganization and Disclosure Statement and on May 2, 2000 filed a Second Amended Plan ("Amended Plan") having terms previously negotiated with its unsecured

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--Continued


creditor's committee ("Committee"). On March 7, 2000, the Committee filed a motion to terminate the Company's exclusivity period to file and solicit acceptance of a plan of reorganization. The Committee agreed to extend the hearing on their motion until May 1, 2000 due to the continuing negotiations with the Company related to the Amended Plan. The Committee's motion to terminate exclusivity was denied on May 1, 2000 and the Committee declined to include any statement setting forth its position with respect to the Amended Plan. The consummation of the Amended Plan is the primary objective of the Company. The Amended Plan sets forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. The Amended Plan would result in, among other things, potential substantial dilution in the future of existing shareholders as a result of the issuance of securities to creditors or new investors. On May 2, 2000, the Bankruptcy Court held a hearing and approved the Disclosure Statement and the procedure for transmitting the Amended Plan and Disclosure Statement for acceptance or rejection to all affected parties. The Bankruptcy Court set June 30, 2000 for the hearing on confirmation of the Amended Plan. In addition, the exclusive period for the Company and Debtor Subsidiaries to obtain acceptance of the Amended Plan was extended through June 22, 2000 and competing plans may be filed on June 23, 2000 by all interested parties. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

  The Amended Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims after payment of all Bankruptcy Court approved administrative expenses as follows:

 . Domestic secured debt shall be paid in full with interest and expenses including default interest and expenses in the reorganization proceedings of no greater than $350,000 with proceeds from a new secured credit facility to be obtained by the Company.

 . All other creditors other than domestic secured debt and amounts owed debenture holders shall be paid in cash over periods ranging from 1 to 14 months.

 . Debenture holders shall be satisfied as follows:

    . Cash payment of approximately $1.4 million.

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

 . Board of Directors - two appointed by the Committee, two from existing board and a fifth chosen by the four, all with two year terms.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--Continued

  Existing common stock, option and warrants will remain outstanding with no change in terms and conditions except that all options and warrants expiring between the Petition Date and confirmation of the Amended Plan will be extended for a two year period.

  This summary is not intended to be a complete discussion of all the terms and conditions of the Amended Plan. While the Bankruptcy Court has approved the Disclosure Statement, the Committee has not recommended the approval of the Amended Plan by creditors of the Company and Debtor Subsidiaries. Final approval and confirmation of the Amended Plan will not occur until voted on by all affected parties and approved by the Bankruptcy Court.

  Subsequent to the Petition Date, the Company and its Debtor Subsidiaries filed a Motion for Order Authorizing Use of Cash Collateral ("Cash Collateral Order"), pursuant to which the Company and its Debtor Subsidiaries sought the use of the
secured domestic banks' cash collateral in on-going operations.   The Bankruptcy
Court has entered a series of orders granting the Company and its Debtor Subsidiaries authority to use cash collateral in accordance with an approved
budget until June 30, 2000.   To the extent that on-going expenses are reflected
on the court-approved budget, the Company and its Debtor Subsidiaries are permitted to make such expenditures. The Company has, as of April 30, 2000, approximately $2.3 million in cash and cash equivalents that can be used for operations pursuant to the terms of the Cash Collateral Order.

  The Company does not presently anticipate the need for debtor-in-possession financing in order to pursue its business strategy.

NOTE 3.  DIVESTITURES

  On July 21, 1999, the Company agreed to sell properties consisting of certain proven and unproven property interests in Texas to ANR Production Company. The properties include all of the Company's interest in the Brushy Creek and Texan Gardens Fields in Dewitt, Lavaca and Hidalgo counties of Texas. In July and August of 1999, the sale of its interests in the Brushy Creek Field and Texan Gardens Field were closed for $15.2 million and $0.8 million, respectively.

  Neutrino sold in the fourth quarter of 1999 its interest in two non-core properties in Alberta, Canada for approximately $3.7 million. In March 2000, Neutrino sold its interest in Inverness and Swan Hills in Alberta, Canada, for $9.0 million. The Inverness/Swan Hills properties were classified as properties held for sale and were included in current assets at December 31, 1999.

Pro forma

  The following table summarizes the pro forma (unaudited) results (stated in thousands, except per share data), of the Company as though the dispositions of Brushy Creek, Texan Gardens and Inverness/Swan Hills had occurred on January 1, 1999.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--Continued


                                              THREE MONTH ENDED
                                                   MARCH 31,
                                            -----------------------
                                            2000               1999
                                            ----               ----
                                                  (unaudited)
                                     (in thousands, except per share data)

Revenues.................................  $6,660             $9,653
Net income...............................     937              3,078
Net income per share-basic...............     .07                .24
Net income per share-diluted.............     .07                .17


  The preceding pro forma results are not necessarily indicative of those that would have occurred had the divestitures taken place at the beginning of 1999. During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, Mississippi and New Mexico for approximately $6,000,000. These divestitures did not have a material effect on the Company's historical results of operations.

Note 4.  Debt

  Debt consisted of the following (in thousands):

                                                   MARCH 31, DECEMBER 31,
                                                      2000       1999
                                                    -------    -------
Domestic bank credit facility - in default          $16,109    $16,109
Canadian bank credit facility (U.S. Dollars)          2,580     13,876
Convertible subordinated debentures - in default     41,400     41,400
                                                    -------    -------
 Total indebtedness                                 $60,089    $71,385
                                                    =======    =======

  As described in Note 2, because of the Company's filing of Chapter 11, all amounts are subject to compromise as of March 31, 2000, except for its Canadian bank credit facility which is reflected as Current Liabilities not subject to compromise on the Consolidated Balance Sheet.

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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company including tangible net worth and cash flow coverage covenants. On May 8, 2000, outstanding borrowings under the Amended Credit Facility were $16,109,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (9.00% at March 31, 2000) to the extent of the borrowing base utilized and at Bank Index Rate plus 1% on Tranche A principal.

  Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At March 31, 2000, the Canadian Bank prime rate was 7.00% and the Bankers Acceptance Rate for 30-day maturities was 5.31%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. At March 31, 2000, outstanding borrowings under the Canadian Credit Facility were Cdn $3,752,000 (US $2,580,000). On March 3, 2000, after giving effect to the reductions related to the sale of certain oil and gas properties, the borrowing base was reduced to Cdn $11,050,000 (US $7,625,000) through April 30, 2000. On May 8, 2000, outstanding borrowings under the Canadian Credit Facility were Cdn $ 3,189,000 (US $2,136,000). The Canadian Credit Facility contains a covenant relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a positive working capital through maturity. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations. The last borrowing base review was as of March 3, 2000. As of December 31, 1999 and March 31, 2000, Neutrino was in compliance with the terms of the credit facility.

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

NOTE 5.  NASDAQ NATIONAL MARKET LISTING

  The Company was advised that it was not in compliance with Nasdaq Stock Market listing requirements due to the low price per share of its Common Stock. The Company was granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. Subsequently, the Company was notified that effective with the close of business on August 4, 1999, its securities including convertible subordinated debentures were delisted from the Nasdaq National Market and Nasdaq SmallCap Market. The Company's Common Stock is now traded on the OTC Bulletin Board. The Company decided to not pursue at this time a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock and convertible subordinated debentures would impair the liquidity of the Common Stock, convertible subordinated debentures and capital raising flexibility of the Company. The Company cannot assure that it will be successful in obtaining from Nasdaq a reversal of its delisting decision.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 6.  RESTRUCTURING AND BANKRUPTCY COSTS

    During the third quarter, the Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, estimated costs of approximately $1,372,000 associated with the restructuring were expensed during the third and fourth quarters of 1999. These costs are primarily legal, accounting, financial advisory and other transaction costs related to the proposed restructuring. Since the Company's filing for bankruptcy on October 29, 1999, it has incurred approximately $553,000 in 1999 and $852,000 in the three months ended March 31, 2000 related to legal, accounting and financial advisory services rendered in connection with the bankruptcy. In addition $2,463,000 capitalized as other assets for fees and expenses related to securing the domestic bank debt and convertible subordinated debentures were expensed during the fourth quarter of 1999 pursuant to SOP 90-7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities and the sale of assets.

  The Company's cash flow provided by (used in) operating activities for the three months ended March 31, 2000 and 1999 was $4,120,000 and ($1,511,000),
respectively. Additional cash in the amounts of $9,334,000 and $6,204,000 were received in 2000 and 1999, respectively, from the sale of assets.

  On October 29, 1999, the Company and its Debtor Subsidiaries, excluding Neutrino, filed voluntary petitions for relief under of the Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. All debts of the Company and its Debtor Subsidiaries as of the Petition Date are currently stayed by the bankruptcy petitions and subject to compromise pursuant to such proceedings. The Company and its Debtor Subsidiaries continue to operate as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries have been consolidated for administrative purposes.

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

  On February 25, 2000, the Company filed a Plan of Reorganization and Disclosure Statement and on May 2, 2000 filed a Second Amended Plan ("Amended Plan") having terms previously negotiated with its unsecured creditors committee ("Committee"). On March 7, 2000, the Committee filed a motion to terminate the Company's exclusivity period to file and solicit acceptance of a plan of reorganization. The Committee agreed to extend the hearing on their motion until May 1, 2000 due to the continuing negotiations with the Company related to the Amended Plan. The Committee's motion to terminate exclusivity was denied on May 1, 2000 and the Committee declined to include any statement setting forth its position with respect to the Amended Plan. The consummation of the Amended Plan is the primary objective of the Company. The Amended Plan sets forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. The Amended Plan would result in, among other things, potential substantial dilution in the future of existing shareholders as a result of the issuance of securities to creditors or new investors. On May 2, 2000, the Bankruptcy Court held a hearing and approved the Disclosure Statement and the procedure for transmitting the Amended Plan and Disclosure Statement for
acceptance or rejection to all affected parties.   The Bankruptcy Court set June
30, 2000 for the hearing on confirmation of the Amended Plan. In addition, the exclusive period for the Company and Debtor Subsidiaries to obtain acceptance of the Amended Plan was extended through June 22, 2000 and competing plans may be filed on June 23, 2000 by all interested parties. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

  The Amended Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims after payment of all Bankruptcy Court approved administrative expenses as follows:

 . Domestic secured debt shall be paid in full with interest and expenses including default interest and expenses in the reorganization proceedings of no greater than $350,000 with proceeds from a new secured credit facility to be obtained by the Company.

 . All other creditors other than domestic secured debt and amounts owed debenture holders shall be paid in cash over periods ranging from 1 to 14 months.

 . Debenture holders shall be satisfied as follows:

    . Cash payment of approximately $1.4 million.

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

 . Board of Directors - two appointed by the Committee, two from existing board and a fifth chosen by the four, all with two year terms.

  Existing common stock, option and warrants will remain outstanding with no change in terms and conditions except that all options and warrants expiring between the Petition Date and confirmation of the Amended Plan will be extended for a two year period.

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

   On March 29, 1999, the Company entered into a restructured and amended credit facility ("Amended Credit Facility") with its domestic lenders. The Amended Credit Facility provided for a borrowing base of $19,353,000, plus a principal tranche of $12,500,000 ("Tranche A") that was due to mature on September 1, 1999. The borrowing base was reduced to $18,830,000 on April 1, 1999, reflecting the $6,000,000 received in March and April 1999, for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. In July and August of 1999 the sale of the Company's interests in the Brushy Creek and Texan Gardens Fields in Texas were closed for $15.2 million and $0.8 million, respectively. The majority of the net proceeds were applied to the Company's Amended Credit Facility with $5.0 million being applied to the borrowing base facility and $9.6 million to the Tranche A obligation. In September and October 1999, the Amended Credit Facility was further amended to extend the ultimate due date of the Tranche A principal to October 28, 1999. Due to the bankruptcy filings on October 29, 1999, the Company is not in compliance with certain provisions of the Amended Credit Agreement. As of December 31, 1999 and March 31, 2000, the entire amount outstanding under the Amended Credit Facility was included in Liabilities Subject to Compromise on the Consolidated Balance Sheet. See
Note 2 - Bankruptcy Filing. The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company including tangible net worth and cash flow coverage covenants. On March 31, 2000, outstanding borrowings under the Amended Credit Facility were $16,109,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (9.00% at March 31, 2000) to the extent of the borrowing base utilized and at Bank Index Rate plus 1% on Tranche A principal.

   The working capital and net cash balances available at March 31, 2000 may be used to cover some of the liabilities subject to compromise pursuant to a final plan of reorganization. The Company's capital expenditures for 2000 will remain subject to the approval and supervision of the Bankruptcy Court until plan confirmation and may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties, the availability of capital and the consent of the Company's creditors.

  Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At March 31, 2000, the Canadian Bank prime rate was 7.00% and the Bankers Acceptance Rate for 30-day maturities was 5.31%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties and the Company's financial condition. At March 31, 2000, outstanding borrowings under the Canadian Credit Facility were Cdn $3,752,000 (US $2,580,000). On March 3, 2000 subsequent to the sale of certain oil and gas properties, the borrowing base under the Canadian Credit Facility was reduced to Cdn $11,050,000 (US $7,624,500). The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino including, at each quarter's end, maintenance of a positive working capital through maturity. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations. As of March 31, 2000, Neutrino was in compliance with the terms of the Canadian Credit Facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company. Judgments by the Canadian lender regarding the level of future oil and natural gas prices, among other things, will impact their borrowing base determinations for the Company's Canadian Credit Facilities.

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

The Company's Amended Credit Facility contained provisions whereby default under the Company's Canadian Credit Facility or the 6.875% Convertible Subordinated Debentures or the filing of a bankruptcy petition create a default condition under the Amended Credit Facility. In addition, the holders of Convertible Subordinated Debentures have acceleration rights if the Company is in payment default under either its Amended Credit Facility or Canadian Credit Facility or has filed a petition under the Bankruptcy Code. Due to the bankruptcy filing on October 29, 1999, the Company is in default under its Amended Credit Facility, the Canadian Credit Facility and the 6.875% Convertible Subordinated Debentures.

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

  Due to the Company's filing for bankruptcy on October 29, 1999 and its continuing high level of indebtedness and working capital deficit as of December 31, 1999, the Company's independent auditors' 1999 report continued to disclose their substantial doubt about the Company's ability to continue as a going concern.

  The Company was notified that effective with the close of business on August 4, 1999, its Common Stock was delisted from the Nasdaq National Market and its Convertible Subordinated Debentures were delisted from the NASDAQ Small Cap Market. This action was attributable to its inability to satisfy the Nasdaq National Market maintenance standards for the continued listing of its Common Stock. Following the delisting, the Company's Common Stock has continued to be quoted and traded on the OTC Bulletin Board under the symbol, SMINQ.OB and is currently SMINE.OB. Due to its bankruptcy proceedings, the Company did not pursue a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock and Convertible Subordinated Debentures would impair the liquidity of the Common Stock, Convertible Subordinated Debentures and capital raising flexibility of the Company. The Company cannot assure that it will be successful in obtaining relisting of its securities once it emerges from bankruptcy proceedings.

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

  The Company did not declare dividends in three months ended March 31, 2000 and 1999. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's Amended Credit Facility and would require approval from the Bankruptcy Court.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000
AS COMPARED TO THE QUARTER ENDED  MARCH 31, 1999

  Oil and gas revenues for the quarter ended March 31, 2000 were $7,412,000 compared to oil and gas revenues of $5,621,000 for the same period in 1999. Oil and NGL production decreased 17% to 195,791 barrels and natural gas production decreased 44% to 966 MMcf in the first quarter of 2000 compared to the first quarter of 1999. The lower production levels in the first quarter of 2000 are due primarily to the sale of properties in 1999. Increases in commodity prices more than offset the impact of the lower volumes.

  The average realized oil and NGL price increased 146% from $10.46 per barrel in the first quarter of 1999 to $25.72 in the first quarter of 2000. Average realized natural gas prices increased 38% to $2.36 per Mcf during the first quarter of 2000 compared to $1.71 per Mcf in same period a year earlier.

  During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, New Mexico and Mississippi for approximately $6,000,000. The gain on the sale of these assets was $5,073,000. The proceeds from asset sales in the first quarter of 1999 were used to reduce bank indebtedness and for other corporate purposes.

  First quarter 2000 production costs, including production and ad valorem taxes, decreased 5% to $1,973,000 compared to $2,081,000 in the first quarter of 1999. However, on an energy equivalent unit basis, production costs rose 39% quarter-over-quarter resulting primarily from non-reocurring workovers and other operations.

  General and administrative expenses were $601,000 in the first quarter of 2000, a 42% decrease from $1,040,000 in the prior year's first quarter primarily related to reductions in force through attrition and layoffs in 1999. On an energy equivalent unit basis, costs declined 15% from the first quarter of 1999 to the same period in 2000.

  Depreciation, depletion and amortization ("DD&A") decreased 38% to $1,918,000 in the first quarter of 2000 compared to $3,081,000 in 1999. On a unit of equivalent production basis, DD&A decreased 9% from $0.98 per Mcfe to $0.89 per Mcfe.

  Restructuring and bankruptcy costs were $852,000 in the first quarter of 2000 compared to no such costs in 1999. These costs were charged to expense pursuant to SOP 90-7.

  Interest and debt expense in the quarter ended March 31, 2000 was $557,000 compared to $1,774,000 in the same period in 1999. The decrease primarily reflects the reduced indebtedness outstanding due to the application of proceeds from property sales to debt reduction and no accrual of interest related to subordinated debt in accordance with SOP-7. Additional interest during the first quarter would have been $711,562.

  Tax provision in the first quarter 2000 was $191,000 compared to tax benefit of $230,000 in the same period in 1999. The increase in tax provision primarily reflects increased pre-tax income from the Company's Canadian operations in the first quarter of 2000 compared to a loss in the same period in 1999 and state income tax liability associated with the Company's U. S. operations in 2000.

  The Company recorded net income of $1,174,000, or $0.09 per basic share for the quarter ended March 31, 2000 compared to $2,928,000 or $0.23 per basic share for the quarter ended March 31, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to a variety of market risks including the potential for adverse changes in oil and gas prices, foreign currency exchange rates and interest rates. There have been no material changes to the Company's disclosures about market risk from those contained in its 10-K, as amended, for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is involved in several lawsuits arising in the ordinary course of business, none of which management believes presents the possibility of a material payment liability.

  Items 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS:

               27.1 Financial Data Schedule (filed herewith).

           (b) REPORT ON FORM 8-K:

               Form 8-K filed March 1, 2000, reporting the Registrant's disposition of interests held by its subsidiary, Neutrino Resources, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SOUTHERN MINERAL CORPORATION


Date: May 15, 2000                  By /s/ Michael E.Luttrell
                                       -------------------------------
                                          Michael E. Luttrell
                                       Vice President-Finance and CFO