Form 10-Q
period 2000-06-30
SOUTHERN MINERAL CORP
filed 2000-08-14
CIK 92223

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                 OR

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ____________

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

                               Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2000, there were 13,045,397 shares of the Registrant's common stock outstanding. Following a 1:5 stock split on August 1, 2000, there were 2,605,760 shares of the Registrant's common stock outstanding.

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Consolidated Financial Statements:

 Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999      3
 Unaudited Consolidated Statements of Operations for the three months and six months
   ended June 30, 2000 and 1999                                                         4
 Unaudited Consolidated Statements of Cash Flows for the
   six months ended June 30, 2000 and 1999                                              5

 Notes to Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 13

 Liquidity and Capital Resources
 Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk                     19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                             20

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

               ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                       JUNE 30,              DECEMBER 31,
                                                                         2000                     1999
                                                                     ------------           -------------
                          ASSETS                                      (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents...................................          $  3,154              $  1,981
   Receivables, net............................................             5,308                 4,923
   Property held for sale......................................               ---                 8,914
   Other.......................................................               466                   606
                                                                         --------              --------
            Total current assets...............................             8,928                16,424

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
   EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
     Oil and gas producing properties..........................           113,677               120,932
     Unproven properties.......................................             4,533                 4,443
     Office equipment..........................................               567                   561
     Accumulated depreciation, depletion and amortization......           (43,022)              (47,971)
                                                                         --------              --------
                                                                           75,755                77,965
OTHER ASSETS...................................................               374                   345
                                                                         --------              --------
            Total assets.......................................          $ 85,057              $ 94,734
                                                                         ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:

CURRENT LIABILITIES
   Accounts payable (Post-petition)............................          $  1,365              $  1,375
   Accrued liabilities (Post-petition).........................             5,000                 2,950
   Canadian bank loan..........................................             1,547                13,876
                                                                         --------              --------
            Total current liabilities..........................             7,912                18,201
                                                                         --------              --------
LONG-TERM LIABILITIES
   Deferred Income Taxes.......................................             5,344                 4,240
                                                                         --------              --------
            Total liabilities not subject to compromise........            13,256                22,441
                                                                         --------              --------
LIABILITIES SUBJECT TO COMPROMISE:
    Accounts payable (Pre-petition)............................             2,113                 1,981
    Accrued liabilities (Pre-petition).........................             2,129                 1,779
    Notes payable banks (Pre-petition).........................            16,109                16,109
    Subordinated debentures (Pre-petition).....................            41,400                41,400
                                                                         --------              --------
            Total liabilities subject to compromise
             (Pre-petition)....................................            61,751                61,269
                                                                         --------              --------
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; authorized 5,000,000 shares at June 30, 2000; none issued
    Common stock, par value $.01 per share; authorized 50,000,000 shares at June 30, 2000; issued 13,045,397 and 13,000,360
       at June 30, 2000 and December 31,1999, respectively;
       outstanding 12,954,137 and 12,909,137 shares at
       June 30, 2000 and December 31, 1999, respectively.......               130                   130
    Additional paid-in capital.................................            30,901                30,885
    Accumulated other comprehensive loss-foreign currency
     translation adjustment....................................            (1,021)                 (288)
    Retained deficit...........................................           (19,908)              (19,651)
    Less: Treasury stock.......................................               (52)                  (52)
                                                                         --------              --------
            Total stockholders' equity.........................            10,050                11,024
                                                                         --------              --------
            Total liabilities and stockholders' equity.........          $ 85,057              $ 94,734
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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                   (in thousands, except per share amounts)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                           --------------------           -----------------------
                                                             2000        1999              2000            1999
                                                           -------      -------           -------         -------
                                                                (UNAUDITED)                    (UNAUDITED)
REVENUE
  Oil and gas..........................................    $ 7,702      $ 6,235           $15,114         $11,856
  Gains on sales of properties and other assets........         (3)         (32)               (3)          5,041
                                                           -------      -------           -------         -------
                                                             7,699        6,203            15,111          16,897
EXPENSES
  Production...........................................      1,991        2,227             3,964           4,308
  Exploration..........................................         76        1,894               295           1,942
  Impairment...........................................        ---          209               ---             209
  Depreciation, depletion and amortization.............      1,948        2,728             3,865           5,808
  General and administrative...........................        729        1,055             1,330           2,095
  Restructuring and bankruptcy expenses................      2,492          ---             3,344             ---
                                                           -------      -------           -------         -------
                                                             7,236        8,113            12,798          14,362
                                                           -------      -------           -------         -------
Income (Loss) from operations..........................        463       (1,910)            2,313           2,535

Other income, expenses and deductions
  Interest and other income............................         31            9               103              36
  Interest and debt expense............................       (783)      (1,795)           (1,340)         (3,569)
                                                           -------      -------           -------         -------
Loss before income taxes...............................       (289)      (3,696)            1,076            (998)
Provision (benefit) for foreign, federal and state
 income taxes
  Current provision....................................         30           79               105             112
  Deferred provision (benefit).........................      1,113         (161)            1,229            (424)
                                                           -------      -------           -------         -------
                                                             1,143          (82)            1,334            (312)
                                                           -------      -------           -------         -------
Net loss...............................................    $(1,432)     $(3,614)          $  (258)        $  (686)
                                                           =======      =======           =======         =======
Net loss per share-basic and diluted...................    $  (.11)     $  (.28)          $  (.02)        $ (0.05)
                                                           =======      =======           =======         =======
Weighted average number of shares outstanding-basic
 and diluted...........................................     12,940       12,814            12,928          12,807
                                                           =======      =======           =======         =======

The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                         ---------------------------------
                                                                           2000                     1999
                                                                         --------                  -------
                                                                                     (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) .....................................................      $   (258)                 $  (686)
   Adjustments to net income ......................................         7,592                      101
                                                                         --------                  -------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..         7,334                     (585)

 CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of properties .............................         9,229                    6,410
    Capital expenditures ..........................................        (3,228)                  (1,600)
                                                                         --------                  -------
              NET CASH PROVIDED BY INVESTING ACTIVITIES............         6,001                    4,810

 CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of long-term debt ....................................           ---                   (3,836)
    Reorganization costs...........................................           ---                     (522)
    Payment on Canadian debentures.................................       (12,113)                    (190)
    Loan acquisition costs.........................................           (49)                    (339)
                                                                         --------                  -------
              NET CASH USED IN FINANCING ACTIVITIES................      $(12,162)                 $(4,887)

    Effect of exchange rate changes on cash........................           ---                       23
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........         1,173                     (639)
    Cash and cash equivalents at beginning of period ..............         1,981                    1,541
                                                                         --------                  -------
    Cash and cash equivalents at end of period ....................      $  3,154                  $   902
                                                                         ========                  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest  .......................................      $    985                  $ 3,659
    Cash paid for taxes ...........................................           197                       73

 NON-CASH INVESTING AND FINANCING ACTIVITIES
    Directors' fees paid in stock..................................      $     17                  $    16

The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and statements of cash flows for the six months then ended have been included.

  On October 29, 1999 ("Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company ("Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code ("Bankruptcy Code"), in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division ("Bankruptcy Court"). The Company and its Debtor Subsidiaries emerged from Bankruptcy on August 1, 2000 ("Effective Date"). All debts of the Company and Debtor Subsidiaries, except those of the Company's Canadian subsidiary, Neutrino Resources, Inc. ("Neutrino"), as of the Petition Date were stayed by the bankruptcy petitions, and were subject to compromise pursuant to such proceedings until the Effective Date. See Note 2 for further information. The Company and its Debtor Subsidiaries operated as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries were consolidated for administrative purposes.

  The accompanying financial statements have been prepared in a manner consistent with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Beginning in the fourth quarter of 1999, and for the year ended December 31, 1999, the consolidated financial statements of the Company and its subsidiaries are presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). SOP 90-7 provides guidance on financial reporting by entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns under Chapter 11, Title 11 of the United States Code. SOP 90-7 generally requires the reclassification of the consolidated balance sheet, statement of operations and cash flows to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed above, the Company has filed for reorganization under Chapter 11 of the Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to recoverability and classifications of reported asset amounts or the amounts and classifications of liabilities that will result from the ultimate resolution of Plan of Reorganization.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share - Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share for the quarter and six months ended June 30, 2000 and 1999 does not reflect dilution from potential common shares, including options and convertible debt as these items would have an antidilutive effect on earnings per share due to the net losses incurred during the periods.

  For the quarter ended June 30, 2000 and 1999, respectively the issuance or conversion of potential common shares of 1,561,000 and 5,012,000 and for the six months ended June 30, 2000 and 1999, respectively, 1,930,078 and 5,012,000 would have had an antidilutive effect on the diluted earnings per share calculation and therefore were not considered in the calculation of the diluted weighted average number of shares outstanding.

Reclassifications - Certain amounts in prior financial statements may have been reclassified to conform to the 2000 financial statement presentation.

Comprehensive Income - Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners, including, among other things, foreign currency translation adjustments. The Company's total comprehensive income (loss) for the six months ended June 30, 2000 and 1999 was as follows (in thousands):

                                                   Six months ended
                                                        June 30,
                                                   ----------------
                                                    2000      1999
                                                   -----     ------

     Net loss                                      $(258)    $ (686)
     Foreign currency translation adjustment        (733)     1,490
                                                   -----     ------
     Total comprehensive income                    $(991)    $  804
                                                   =====     ======

NOTE 2.  BANKRUPTCY FILING

  On October 29, 1999, the Company and its Debtor Subsidiaries, excluding Neutrino, filed voluntary petitions for relief under the Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. The Company and its Debtor Subsidiaries emerged from bankruptcy on August 1, 2000. All debts of the Company and its Debtor Subsidiaries as of the Petition Date were stayed by the bankruptcy petitions and were subject to compromise pursuant to such proceedings until the Effective Date. The Company and its Debtor Subsidiaries operated as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries were consolidated for administrative purposes.

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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

  On February 25, 2000, the Company filed a Plan of Reorganization and Disclosure Statement and on May 2, 2000 filed a Second Amended Plan ("Amended Plan"). The Amended Plan set forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. On May 2, 2000, the Bankruptcy Court held a hearing and approved the Disclosure Statement and the procedure for transmitting the Amended Plan and Disclosure Statement for acceptance or rejection to all affected parties. The Bankruptcy Court set June 30, 2000 for the hearing on confirmation of the Amended Plan.

  On July 5, the Company announced an agreement among all parties contesting its Amended Plan to support modifications to its Plan ("Modified Plan") to emerge from bankruptcy. The Bankruptcy Court set July 19, 2000 to complete the confirmation hearing on the Modified Plan subject to certain restrictions and on July 21, 2000 entered the order confirming the Company's Modified Plan. The Modified Plan became effective on August 1, 2000. The Modified Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims after payment of all Bankruptcy Court approved administrative expenses as follows:

 . Domestic secured debt shall be paid in full with interest and expenses including default interest of 3.5% from the Petition Date with proceeds from a new secured credit facility to be obtained by the Company.

 . All other creditors other than domestic secured debt and amounts owed debenture holders shall be paid in cash over periods ranging from 1 to 14 months.

 . Debenture holders shall be satisfied as follows:

  . Cash payment of $5 million.

  . Issuance of Common Stock that when issued will represent approximately 78% of the Common Shares.

 . A new Board of Directors will be appointed for a one year term as follows: one by the creditors' committee, two from the existing board, three by representatives of significant owners of debentures and one jointly by the creditors' committee and significant owners of debentures.

 . A 1:5 reverse stock split of the Company's outstanding common stock, par value
  $0.01 per share. Subject to the effects of the reverse split the existing common stock, options and warrants will remain outstanding with no change in terms and conditions except that all options and warrants expiring between the Petition Date and confirmation of the Modified Plan will be extended for a two year period.

 . The current common shareholders, option holders, and warrant holders will receive warrants allowing them to increase their ownership to up to 40% of the outstanding common stock. The new warrants will be for a perpetual term with an exercise price of $4.21 per share, subject to adjustment for certain customary anti-dilution stock splits, stock dividends and other recapitalization events. The exercise price must be paid in cash.

  Subsequent to the Petition Date, the Company and its Debtor Subsidiaries filed a Motion for Order Authorizing Use of Cash Collateral ("Cash Collateral Order"), pursuant to which the Company and its Debtor Subsidiaries sought the use of the secured domestic banks' cash collateral in ongoing operations. The Bankruptcy Court entered a series of orders granting the Company and its Debtor Subsidiaries authority to use cash collateral in accordance with an approved budget until July 31, 2000. To the extent that ongoing expenses were reflected on the court approved budget, the Company and its Debtor Subsidiaries were permitted to make such expenditures.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

  The Company has, as of July 31, 2000, approximately $3 million in cash and cash equivalents that can be used for operations pursuant to the terms of the Cash Collateral Order.

  The Company did not need debtor-in-possession financing in order to pursue its business strategy.

  Pursuant to the provisions of SOP 90-7, the Company will not adopt fresh-start reporting upon its emergence from Bankruptcy. Based on the closing price of the Company's common stock on the Modified Plan confirmation date, the exchange of the debentures for shares of the Company's common stock, par value $0.01 per share, will result in an extraordinary gain of approximately $8.2 million. Approximately $1 million in additional bankruptcy related costs are estimated. Both are expected to be reflected in third quarter 2000 statement of operations.

NOTE 3.  DIVESTITURES

  On July 21, 1999, the Company agreed to sell properties consisting of certain proven and unproven property interests in Texas to ANR Production Company. The properties included all of the Company's interest in the Brushy Creek and Texan Gardens Fields in Dewitt, Lavaca and Hidalgo counties of Texas. In July and August of 1999, the sale of its interests in the Brushy Creek Field and Texan Gardens Field were closed for $15.2 million and $0.8 million, respectively.

  In the fourth quarter of 1999, Neutrino sold its interest in two non-core properties in Alberta, Canada for approximately $3.7 million. In March 2000, Neutrino sold its interest in Inverness and Swan Hills in Alberta, Canada, for approximately $9.0 million. The Inverness/Swan Hills properties were classified as properties held for sale and were included in current assets at December 31, 1999.

Pro forma

  The following table summarizes the pro forma (unaudited) results (stated in thousands, except per share data), of the Company as though the dispositions of Brushy Creek, Texan Gardens and Inverness/Swan Hills had occurred on January 1, 1999.

                                               SIX MONTHS ENDED
                                                  JUNE 30,
                                         ---------------------------
                                                  (unaudited)
                                    (in thousands, except per share data)
                                           2000           1999
                                           ----           ----
Revenues................................ $14,368         $14,402
Net (loss)..............................    (491)           (618)
Net (loss) per share-basic and diluted.. $ (0.04)        $ (0.05)

  The preceding pro forma results are not necessarily indicative of those that would have occurred had the divestitures taken place at the beginning of 1999. During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, Mississippi and New Mexico for approximately $6 million. These divestitures did not have a material effect on the Company's historical results of operations.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


NOTE 4.  DEBT

  Debt consisted of the following (in thousands):

                                                      JUNE 30, DECEMBER 31,
                                                        2000      1999
                                                      -------  ------------
Domestic bank credit facility - in default            $16,109    $16,109
Canadian bank credit facility (U.S. Dollars)            1,547     13,876
Convertible subordinated debentures - in default       41,400     41,400
                                                      -------    -------
 Total indebtedness                                   $59,056    $71,385
                                                      =======    =======

  As described in Note 2, because of the Company's filing of Chapter 11, all amounts are subject to compromise as of June 30, 2000, except for its Canadian bank credit facility which is reflected as Current Liabilities not subject to compromise on the Consolidated Balance Sheet.

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

     The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company including tangible net worth and cash flow coverage covenants. On August 8, 2000, outstanding borrowings under the Amended Credit Facility were $16,109,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (9.5% at June 30, 2000) to the extent of the borrowing base utilized and at Bank Index Rate plus 1% on Tranche A principal.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

  Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At June 30, 2000, the Canadian Bank prime rate was 7.5% and the Bankers Acceptance Rate for 30-day maturities was 5.9%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to lower world oil prices, the sale of certain non-strategic oil and gas properties, and the Company's financial condition. On March 3, 2000, after giving effect to the reductions related to the sale of certain oil and gas properties, the borrowing base was reduced to Cdn $11,050,000 (US $7,625,000) through April 30, 2000. At June 30, 2000, outstanding borrowings under the Canadian Credit Facility were Cdn $2,294,000 (US $1,548,000). On August 4, 2000, outstanding borrowings under the Canadian Credit Facility were Cdn $2,105,000 (US $1,419,000). The Canadian Credit Facility contains a covenant relating to the financial condition of Neutrino, including, at each quarter's end, maintenance of a positive working capital through maturity. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations. The last borrowing base review was as of March 3, 2000. As of December 31, 1999 and June 30, 2000, Neutrino was in compliance with the terms of the credit facility.

  The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company.

  On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures are convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions. Pursuant to the debenture agreement, in the event of a change of control of the Company, debenture holders have the right to require the Company to repurchase the security at face value plus accrued interest. Due to the bankruptcy filings on October 29, 1999, the Company is no longer in compliance with certain provisions of the debenture agreement. See
Note 2 - Bankruptcy Filing.

NOTE 5.   NASDAQ NATIONAL MARKET LISTING

  The Company was advised that it was not in compliance with Nasdaq Stock Market listing requirements due to the low price per share of its Common Stock. The Company was granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. Subsequently, the Company was notified that effective with the close of business on August 4, 1999, its securities including convertible subordinated debentures were delisted from the Nasdaq National Market and Nasdaq SmallCap Market. The Company's Common Stock is now traded on the OTC Bulletin Board. The Company decided to not pursue a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock would impair the liquidity of the Common Stock and capital raising flexibility of the Company. Although the Company intends to use best efforts to seek a listing with a stock exchange or market, there is no assurance that the Company will obtain any such listing. Upon emerging from Chapter 11, the Company's stock symbol on the OTC Bulletin Board was changed to "SMOP.OB."

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF OCTOBER 29, 1999)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 6.  RESTRUCTURING AND BANKRUPTCY COSTS

    During the third quarter of 1999, the Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, estimated costs of approximately $1,372,000 associated with the restructuring were expensed during the third and fourth quarters of 1999. These costs are primarily legal, accounting, financial advisory and other transaction costs related to the proposed restructuring. During the three months ended June 30, 2000, the Company recorded costs of $500,000 associated with the restructuring. The Bankruptcy Court granted a Summary Motion on August 8, 2000 related to a disputed claim for services rendered during the proposed restructuring in 1999. Since the Company's filing for bankruptcy on October 29, 1999, it has incurred costs of approximately $553,000 in 1999; and $1,993,000 and $2,845,000, respectively, in the three and six months ended June 30, 2000, related to legal, accounting and financial advisory services rendered in connection with the bankruptcy. In addition, $2,463,000 that was capitalized as other assets for fees and expenses related to securing the domestic bank debt and convertible subordinated debentures were expensed during the fourth quarter of 1999 pursuant to SOP 90-7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities and the sale of assets.

  The Company's cash flow provided by (used in) operating activities for the six months ended June 30, 2000 and 1999 was $7,334,000 and ($585,000), respectively. Additional cash in the amounts of $9,229,000 and $6,410,000 were received in 2000 and 1999, respectively, from the sale of assets.

  On October 29, 1999, the Company and its Debtor Subsidiaries, excluding Neutrino, filed voluntary petitions for relief under the Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. The Company and its Debtor Subsidiaries emerged from bankruptcy on August 1, 2000. All debts of the Company and its Debtor Subsidiaries as of the Petition Date were stayed by the bankruptcy petitions and were subject to compromise pursuant to such proceedings until the Effective Date. The Company and its Debtor Subsidiaries operated as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries were consolidated for administrative purposes.

  On February 25, 2000, the Company filed a Plan of Reorganization and Disclosure Statement and on May 2, 2000 filed a Second Amended Plan ("Amended Plan"). The Amended Plan set forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. On May 2, 2000, the Bankruptcy Court held a hearing and approved the Disclosure Statement and the procedure for transmitting the Amended Plan and Disclosure Statement for acceptance or rejection to all affected parties. The Bankruptcy Court set June 30, 2000 for the hearing on confirmation of the Amended Plan.

  On July 5, the Company announced an agreement among all parties contesting its Amended Plan to support modifications to its Plan ("Modified Plan") to emerge from bankruptcy. The Bankruptcy Court set July 19, 2000 to complete the confirmation hearing on the Modified Plan subject to certain restrictions and on July 21, 2000 entered the order confirming the Company's Modified Plan. The Modified Plan became effective on August 1, 2000. The Modified Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims after payment of all Bankruptcy Court approved administrative expenses as follows:

 . Domestic secured debt shall be paid in full with interest and expenses including default interest of 3.5% from the Petition Date with proceeds from a new secured credit facility to be obtained by the Company.

 . All other creditors other than domestic secured debt and amounts owed debenture holders shall be paid in cash over periods ranging from 1 to 14 months.

 . Debenture holders shall be satisfied as follows:

  . Cash payment of $5 million.

  . Issuance of Common Stock that when issued will represent approximately 78% of the Common Shares.

 . A new Board of Directors will be appointed for a one year term as follows: one by the creditors' committee, two from the existing board, three by representatives of significant owners of debentures and one jointly by the creditors' committee and significant owners of debentures.

 . A 1:5 reverse stock split of the Company's outstanding common stock, par value
  $0.01 per share. Subject to the effects of the reverse split the existing common stock, options and warrants will remain outstanding with no change in terms and conditions except that all options and warrants expiring between the Petition Date and confirmation of the Modified Plan will be extended for a two year period.

 . The current common shareholders, option holders, and warrant holders will receive warrants allowing them to increase their ownership to up to 40% of the outstanding common stock. The new warrants will be for a perpetual term with an exercise price of $4.21 per share, subject to adjustment for certain customary anti-dilution stock splits, stock dividends and other recapitalization events. The exercise price must be paid in cash.

  Subsequent to the Petition Date, the Company and its Debtor Subsidiaries filed a Motion for Order Authorizing Use of Cash Collateral ("Cash Collateral Order"), pursuant to which the Company and its Debtor Subsidiaries sought the use of the secured domestic banks' cash collateral in on going operations. The Bankruptcy Court entered a series of orders granting the Company and its Debtor Subsidiaries authority to use cash collateral in accordance with an approved budget until July 31, 2000. To the extent that on going expenses were reflected on the court approved budget, the Company and its Debtor Subsidiaries were permitted to make such expenditures.

  The Company has, as of July 31, 2000, approximately $3 million in cash and cash equivalents that can be used for operations pursuant to the terms of the Cash Collateral Order.

  The Company did not need debtor-in-possession financing in order to pursue its business strategy.

  Pursuant to the provisions of SOP 90-7, the Company will not adopt fresh-start reporting upon its emergence from Bankruptcy. Based on the closing price of the Company's common stock on the Modified Plan confirmation date, the exchange of the debentures for shares of the Company's common stock, par value $0.01 per share, will result in an extraordinary gain of approximately $8.2 million. Approximately $1 million in additional bankruptcy related costs are estimated. Both are expected to be reflected in third quarter 2000 statement of operations.

  As a result of the bankruptcy filing, all of the Company's and Debtor Subsidiaries, liabilities incurred prior to the Petition Date, including certain secured debt, were subject to compromise. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

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

  Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. The Company accumulated cash subsequent to the Petition Date and utilized that cash, subject to restrictions and provisions of a court-approved cash collateral order, to fund its operations, including capital expenditures, during the bankruptcy proceedings. The ability to incur capital expenditures, sell properties and obtain additional financing was subject to the approval and ongoing supervision of the Bankruptcy Court.

   On March 29, 1999, the Company entered into a restructured and amended credit facility ("Amended Credit Facility") with its domestic lenders. The Amended Credit Facility provided for a borrowing base of $19,353,000, plus a principal tranche of $12,500,000 ("Tranche A") that was due to mature on September 1, 1999. The borrowing base was reduced to $18,830,000 on April 1, 1999, reflecting the $6,000,000 received in March and April 1999, for the sale of the Company's mineral interests in Texas, Mississippi and New Mexico. In July and August of 1999 the sale of the Company's interests in the Brushy Creek and Texan Gardens Fields in Texas were closed for $15.2 million and $0.8 million, respectively. The majority of the net proceeds were applied to the Company's Amended Credit Facility with $5.0 million being applied to the borrowing base facility and $9.6 million to the Tranche A obligation. In September and October 1999, the Amended Credit Facility was further amended to extend the ultimate due date of the Tranche A principal to October 28, 1999. Due to the bankruptcy filings on October 29, 1999, the Company is not in compliance with certain provisions of the Amended Credit Agreement. As of December 31, 1999 and June 30, 2000, the entire amount outstanding under the Amended Credit Facility was included in Liabilities Subject to Compromise on the Consolidated Balance Sheet. See
Note 2 -Bankruptcy Filing. The obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Amended Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company including tangible net worth and cash flow coverage covenants. On June 30, 2000, outstanding borrowings under the Amended Credit Facility were $16,109,000 with no further borrowing availability. Outstanding principal under the Amended Credit Facility bears interest at the Bank Index Rate (9.5% at June 30, 2000) to the extent of the borrowing base utilized and at Bank Index Rate plus 1% on Tranche A principal.

   The working capital and net cash balances available at June 30, 2000 may be used to cover some of the liabilities subject to compromise pursuant to a final plan of reorganization. The Company's capital expenditures for 2000 remained subject to the approval and supervision of the Bankruptcy Court until the Effective Date and may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties, the availability of capital and the consent of the Company's creditors.

  Effective June 25, 1998, Neutrino entered into a new Cdn $40,000,000 (US $27,155,000) revolving demand loan facility (the "Canadian Credit Facility") under which it could borrow at bank prime or Bankers Acceptance Rates plus a 1% stamping fee. At June 30, 2000, the Canadian Bank prime rate was 7.5% and the Bankers Acceptance Rate for 30-day maturities was 5.9%. Effective July 15, 1999, the borrowing base under the Canadian Credit Facility was reduced to Cdn $30,500,000 (US $20,706,000) and the interest rate was increased to prime plus 1% and the stamping fee on Bankers Acceptance was increased to 1 1/4% per annum. These changes were a result of a lender review giving effect to the then lower world oil prices, the sale of certain non-strategic oil and gas properties and the Company's financial condition. At June 30, 2000, outstanding borrowings under the Canadian Credit Facility were Cdn $2,294,494 (US $1,547,615). On March 3, 2000 subsequent to the sale of certain oil and gas properties, the borrowing base under the Canadian Credit Facility was reduced to Cdn $11,050,000 (US $7,624,500). The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino including, at each quarter's end, maintenance of a positive working capital through maturity. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations. As of June 30, 2000, Neutrino was in compliance with the terms of the Canadian Credit Facility. The outstanding balance under the Canadian Credit Facility is classified as a current liability because of the demand feature of the loan. However, it is management's intention that the facility be utilized to provide long-term financing for the Company. Judgments by the Canadian lender regarding the level of future oil and natural gas prices, among other things, will impact their borrowing base determinations for the Company's Canadian Credit Facilities.

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

  The Company was notified that effective with the close of business on August 4, 1999, its Common Stock was delisted from the Nasdaq National Market and its Convertible Subordinated Debentures were delisted from the NASDAQ Small Cap Market. This action was attributable to its inability to satisfy the Nasdaq National Market maintenance standards for the continued listing of its Common Stock. Following the delisting, the Company's Common Stock has continued to be quoted and traded on the OTC Bulletin Board under the symbol, SMINQ.OB and is currently SMOP.OB. Due to its bankruptcy proceedings, the Company did not pursue a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock would impair the liquidity of the Common Stock and capital raising flexibility of the Company. Although the Company intends to use best efforts to seek a listing with a stock exchange or market, there is no assurance that the Company will obtain any such listing.

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

  The Company did not declare dividends in six months ended June 30, 2000 and 1999. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's Amended Credit Facility and would have required approval from the Bankruptcy Court prior to the Effective Date.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000
AS COMPARED TO THE QUARTER ENDED  JUNE 30, 1999

  Oil and gas revenues for the quarter ended June 30, 2000 were $7,702,000 compared to oil and gas revenues of $6,235,000 for the same period in 1999. Oil and NGL production decreased 20% to 165,992 barrels and natural gas production decreased 25% to 1,070 MMcf in the second quarter of 2000 compared to the second quarter of 1999. The lower production levels in the second quarter of 2000 are due primarily to the sale of properties in 1999 and the first quarter of 2000. Increases in commodity prices more that offset the impact of the lower volumes.

  The average realized oil and NGL price increased 77% from $14.23 barrel in the second quarter of 1999 to $25.13 in the second quarter of 2000. Average realized natural gas prices increased 48% to $3.14 per Mcf during the second quarter of 2000 compared to $2.12 per Mcf in same period a year earlier.

  Second quarter 2000 production costs, including production and ad valorem taxes, decreased 11% to $1,991,000 compared to $2,227,000 in the second quarter of 1999. However, on an energy equivalent unit basis, production costs rose 15% quarter-over-quarter resulting primarily from non-reocurring workovers and other operations.

  Exploration, dry hole and lease impairment expenses incurred in the three-months ended June 30, 1999 were $2,103,000, compared to $76,000 in the same period in 2000. The 1999 expense is primarily from impairments of a portion of the property held for sale and non-producing properties. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

  General and administrative expenses were $729,000 in the second quarter of 2000, a 31% decrease from $1,055,000 in the prior year's second quarter primarily related to reductions in force through attrition and layoffs in 1999. On an energy equivalent unit basis, costs declined 11% from the second quarter of 1999 to the same period in 2000.

  Depreciation, depletion and amortization ("DD&A") decreased 29% to $1,948,000 in the second quarter of 2000 compared to $2,728,000 in 1999 primarily related to decreased production due to property sales. On a unit of equivalent production basis, DD&A decreased 8% from $1.02 per Mcfe to $0.94 per Mcfe.

  Restructuring and bankruptcy costs were $2,492,000 in the second quarter of 2000 compared to no such costs in 1999. On August 8, 2000, the Bankruptcy Court granted a Summary Judgement for services rendered related to the proposed 1999 restructuring in the amount of $500,000 which was reflected in the second quarter 2000 results of operations. These costs were charged to expense pursuant to SOP 90-7.

  Interest and debt expense in the quarter ended June 30, 2000 was $783,000 compared to $1,795,000 in the same period in 1999. The decrease primarily reflects the reduced indebtedness outstanding due to the application of proceeds from property sales to debt reduction and no accrual of interest related to subordinated debt in accordance with SOP 90-7. Additional interest due to subordinated debt during the second quarter would have been $711,562.

  Tax provision in the second quarter 2000 was $1,143,000 compared to tax benefit of $82,000 in the same period in 1999. The increase in tax provision primarily reflects increased pre-tax income from the Company's Canadian operations in the second quarter of 2000 compared to a loss in the same period in 1999, state income tax liability associated with the Company's U. S. operations in 2000 and change in the Company's tax strategy for its Canadian operations subsequent to December 31, 1999.

  The Company recorded net loss of $1,432,000, or $(0.11) per basic share for the quarter ended June 30, 2000 compared to a net loss of $3,614,000 or $(0.28) per basic share for the quarter ended June 30, 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE SIX MONTHS ENDED  JUNE 30, 1999

  Oil and gas revenues for the six months ended June 30, 2000 were $15,114,000 compared to oil and gas revenues of $11,856,000 for the same period in 1999. Oil and NGL production decreased 18% to 361,783 barrels and natural gas production decreased 35% to 2,035 MMcf in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The lower production levels in the six months ended June 30, 2000 are due primarily to the sale of properties in 1999 and first quarter 2000. Increases in commodity prices more that offset the impact of the lower volumes.

  The average realized oil and NGL price increased 110% from $11.95 per barrel in the six months ended June 30, 1999 to $25.08 in the six months ended June 30, 2000. Average realized natural gas prices increased 38% to $2.62 per Mcf during the six months ended of 2000 compared to $1.90 per Mcf in same period a year earlier.

  During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, New Mexico and Mississippi for approximately $6,000,000. The gain on the sale of these assets was $5,073,000. The proceeds from asset sales in the first quarter of 1999 were used to reduce bank indebtedness and for other corporate purposes.

  Six months ended June 30, 2000 production costs, including production and ad valorem taxes, decreased 8% to $3,964,000 compared to $4,308,000 in the six months ended June 30, 1999. However, on an energy equivalent unit basis, production costs rose 27% quarter-over-quarter resulting primarily from non-reocurring workovers and other operations.

  Exploration, dry hole and lease impairment expenses incurred in the six-months ended June 30, 1999 were $2,151,000, compared to $295,000 in the same period in 2000. The 1999 expense is primarily from impairments of a portion of the property held for sale and non-producing properties. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

  General and administrative expenses were $1,330,000 in the six months ended June 30, 2000, a 37% decrease from $2,095,000 in the prior year's period primarily related to reductions in force through attrition and layoffs in 1999. On an energy equivalent unit basis, costs declined 12% from the six months ended June 30, 1999 to the same period in 2000.

  Depreciation, depletion and amortization ("DD&A") decreased 33% to $3,865,000 in the six months ended June 30, 2000 compared to $5,808,000 in 1999 primarily related to decrease in production due to property sales. On a unit of equivalent production basis, DD&A decreased 8% from $1.00 per Mcfe to $0.92 per Mcfe.

  Restructuring and bankruptcy costs were $3,344,000 in the six months ended of 2000 compared to no such costs in 1999. On August 8, 2000 the Bankruptcy Court granted a Summary Judgement for services rendered related to the proposed 1999 restructuring in the amount of $500,000 which was reflected in the second quarter 2000 results. These costs were charged to expense pursuant to SOP 90-7.

  Interest and debt expense in the six months ended June 30, 2000 was $1,340,000 compared to $3,569,000 in the same period in 1999. The decrease primarily reflects the reduced indebtedness outstanding due to the application of proceeds from property sales to debt reduction and no accrual of interest related to subordinated debt in accordance with SOP 90-7. Additional interest during the six month period ended June 30, 2000 would have been $1,423,000 due to the subordinated debt.

  Tax provision in the six months ended June 30, 2000 was $1,334,000 compared to tax benefit of $312,000 in the same period in 1999. The increase in tax provision primarily reflects increased pre-tax income from the Company's Canadian operations in the six months ended June 30, 2000 compared to a loss in the same period in 1999, state income tax liability associated with the Company's U. S. operations in 2000 and change in the Company's tax strategy for its Canadian operations subsequent to December 31, 1999.

  The Company recorded net loss of $258,000, or $(0.02) per basic share for the six months ended June 30, 2000 compared to a loss of $686,000 or $(0.05) per basic share for the six months ended June 30, 1999.

DEFINITIONS

   As used herein:

     Thousand cubic feet ("Mcf")
     Million cubic feet ("MMcf")
     Natural gas liquids ("NGL")
     Energy Equivalents Units (1 barrel of liquids = 6 Mcf of natural gas) Thousand cubic feet of gas equivalent ("Mcfe")

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company has not yet determined the impact of this statement on its financial condition or results of operations.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting us are to be applied on a prospective basis effective July 1, 2000.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is involved in several lawsuits arising in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect in the aggregate on the Company's financial position or results of operations.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Pursuant to the Modified Plan, the Company effected a 1:5 reverse stock split of its outstanding Common Stock on the Effective Date. In lieu of issuing fractional shares, the number of shares of common stock issuable in the reverse stock split was rounded downward to the nearest whole share and no consideration was paid with respect to the fractional shares. The Modified Plan provides for the issuance of common stock to the Company's 6.875% Convertible Subordinated Debenture holders as of the record date of July 24, 2000, that, when issued, will represent approximately 78% of the outstanding Common Stock. In addition, a cash payment of $5 million will be made on a pro rata basis to the Debenture holders. The Modified Plan also provides that the holders of stock, options and warrants outstanding prior to August 1, 2000 will receive warrants representing approximately 3,668,000 shares of Common Stock allowing them to increase their ownership to up to 40% of the outstanding Common Stock on a fully diluted basis. The new warrants have a perpetual term and an exercise price of $4.21 per share, subject to adjustment for certain customary anti-dilution stock splits, stock dividends and other recapitalization events. The exercise price must be paid in cash.

  See also Part I - Financial Information, which is incorporated herein by reference.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

  Except as disclosed in the Modified Plan, which is attached as Exhibits 2.1 through 2.4 or in Part I--Financial Information, which is incorporated herein by reference, the Company has no information to report in this Item 3.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to an order entered by the Bankruptcy Court, the Amended Plan was submitted for approval to the record holders of the Company's Common Stock and debentures as of May 1, 2000. On June 19, 2000, the Company tabulated all shareholder votes. The holders of Common Stock voted 6,157,949 votes for the approval of the Amended Plan and 84,771 votes against the approval of the Amended Plan. The debenture holders voted $18,290,970 for the approval of the Modified Plan and $8,533,030 against the approval of the Modified Plan.

ITEM 5:  OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS:

        2.1 Debtors' Second Amended Plan of Reorganization filed May 2, 2000 with the United States Bankruptcy Court for the Southern District of Texas, Victoria Division.

        2.2 Modification to Debtors' Second Amended Plan of Reorganization filed May 2, 2000, dated June 19, 2000.

        2.3 Second Modification to Debtors' Second Amended Plan of Reorganization filed May 2, 2000, dated June 29, 2000.

        2.4 Third Modification to Debtors' Second Amended Plan of Reorganization filed May 2, 2000, dated July 5, 2000.

        2.5 Findings of Fact and Conclusions of Law for the Confirmation of Debtors' Second Amended Plan of Reorganization filed May 2, 2000, as amended (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K, File Number 000-08043, filed with the Securities Exchange Commission on August 7, 2000).

        2.6 Order Confirming Debtors' Second Amended Plan filed on May 2, 2000, as amended (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K, File Number 000-08043, filed with the Securities Exchange Commission on August 7, 2000).

        3.1  Second Amended and Restated Articles of Incorporation of the
             Company.

        4.1  Certificate of Common Stock, par value $.01, of the Company.

       27.1  Financial Data Schedule (filed herewith).

(B)  REPORT ON FORM 8-K:

            Form 8-K filed August 7, 2000, reporting confirmation of the Registrant's Plan of Reorganization.

            Form 8-K/A filed June 15, 2000, reporting the Registrant's disposition of its interests in the Brushy Creek and Texan Gardens fields.

                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOUTHERN MINERAL CORPORATION


Date: August 14, 2000                  By   /s/ Michael E. Luttrell
                                         -----------------------------------
                                         Michael E. Luttrell
                                         Vice President-Finance and CFO