Form 10-Q
period 2000-09-30
SOUTHERN MINERAL CORP
filed 2000-11-14
CIK 92223

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                          Yes    X             No
                              --------            ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2000, there were 12,231,934 shares of the Registrant's common stock outstanding.


===============================================================================

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION


Item 1.  Unaudited Consolidated Financial Statements

Consolidated Financial Statements:

   Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999...........   3
   Unaudited Consolidated Statements of Operations for the three months and nine months ended
     September 30, 2000 and 1999....................................................................   4
   Unaudited Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2000 and 1999..................................................   5

   Notes to Consolidated Unaudited Financial Statements.............................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  13

   Liquidity and Capital Resources
   Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................  19

PART II.  OTHER INFORMATION.........................................................................  20

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

              ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)



                                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                                         2000               1999
                                                                                                     -------------      ------------
                          ASSETS                                                                      (Unaudited)
CURRENT ASSETS
Cash and cash equivalents...........................................................................    $  1,938          $  1,981
Receivables, net....................................................................................       6,055             4,923
Property held for sale..............................................................................           -             8,914
Other...............................................................................................         444               606
                                                                                                        --------          --------
Total current assets................................................................................       8,437            16,424

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
Oil and gas producing properties....................................................................     113,979           120,932
Unproven properties.................................................................................       5,173             4,443
Office equipment....................................................................................         567               561
Accumulated depreciation, depletion and amortization................................................     (44,868)          (47,971)
                                                                                                        --------          --------
                                                                                                          74,851            77,965
OTHER ASSETS........................................................................................         497               345
                                                                                                        --------          --------
Total assets........................................................................................    $ 83,785          $ 94,734
                                                                                                        ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:

CURRENT LIABILITIES
Accounts payable....................................................................................    $  4,198          $  1,375
Accrued liabilities.................................................................................       4,661             2,950
Canadian bank loan..................................................................................           -            13,876
                                                                                                        --------          --------
Total current liabilities...........................................................................       8,859            18,201
                                                                                                        --------          --------
LONG-TERM LIABILITIES
Bank Debt...........................................................................................      19,746                 -
Deferred income taxes...............................................................................       5,815             4,240
                                                                                                        --------          --------
Total liabilities not subject to compromise.........................................................      34,420            22,441
                                                                                                        --------          --------

LIABILITIES SUBJECT TO COMPROMISE:
Accounts payable....................................................................................           -             1,981
Accrued liabilities.................................................................................           -             1,779
Notes payable banks.................................................................................           -            16,109
Subordinated debentures.............................................................................           -            41,400
                                                                                                        --------          --------
Total liabilities subject to compromise.............................................................           -            61,269
                                                                                                        --------          --------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized 5,000,000 shares at September 30, 2000; none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares at September 30, 2000; issued 12,231,934 and 2,600,072 at September 30, 2000 and December 31, 1999, respectively;
outstanding 12,213,689 and 2,581,827
shares at September 30, 2000 and December 31, 1999, respectively....................................         122                26
Additional paid-in capital..........................................................................      61,781            30,989
Accumulated other comprehensive loss-foreign currency translation adjustment........................      (1,279)             (288)
Retained deficit....................................................................................     (11,207)          (19,651)
Less: Treasury stock................................................................................         (52)              (52)
                                                                                                        --------          --------
Total stockholders' equity..........................................................................      49,365            11,024
                                                                                                        --------          --------
Total liabilities and stockholders' equity..........................................................    $ 83,785          $ 94,734
                                                                                                        ========          ========

                    The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.


                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS

                   (in thousands, except per share amounts)


                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30                     SEPTEMBER 30
                                                                     ----------------------            -----------------------
                                                                      2000            1999              2000             1999
                                                                     ------          ------            ------           ------
                                                                           (UNAUDITED)                        (UNAUDITED)
REVENUE
  Oil and gas...................................................  $    8,989      $    6,556        $   24,103       $   18,411
  Gain (Loss) on sales of properties and other assets...........         (33)          7,139               (36)          12,181
                                                                  ----------      ----------        ----------       ----------
                                                                       8,956          13,695            24,067           30,592

EXPENSES
  Production....................................................       2,349           2,325             6,313            6,634
  Exploration...................................................         163              24               458            1,965
  Impairment....................................................           -               1                 -              210
  Depreciation, depletion and amortization......................       2,040           2,562             5,905            8,370
  General and administrative....................................       1,259           1,039             2,589            3,134
  Restructuring and bankruptcy expenses.........................       1,844           1,280             5,188            1,280
                                                                  ----------      ----------        ----------       ----------
                                                                       7,655           7,231            20,453           21,593
                                                                  ----------      ----------        ----------       ----------
Income from operations..........................................       1,301           6,464             3,614            8,999
Other income, expenses and deductions
  Interest and other income.....................................          30              43               133               79
  Interest and debt expense.....................................        (539)         (1,704)           (1,879)          (5,273)
                                                                  ----------      ----------        ----------       ----------
Income before income taxes and extraordinary gain...............         792           4,803             1,868            3,805
Provision (benefit) for foreign, federal and state income taxes
  Current provision (benefit)...................................        (191)            205               (85)             316
  Deferred provision (benefit)..................................         542            (312)            1,770             (735)
                                                                  ----------      ----------        ----------       ----------
                                                                         351            (107)            1,685             (419)
                                                                  ----------      ----------        ----------       ----------
Net income before extraordinary gain............................         441           4,910               183            4,224

Extraordinary gain from extinguishment of debt, net of tax......       8,259               -             8,259                -
                                                                  ----------      ----------        ----------       ----------
Net income......................................................  $    8,700      $    4,910        $    8,442       $    4,224
                                                                  ==========      ==========        ==========       ==========
Income per share from continuing operations-basic...............  $     0.04      $     1.90        $     0.04       $     1.65

Income per share from continuing operations-diluted.............  $     0.04      $     1.50        $     0.04       $     1.18

Income per share from extraordinary item-basic..................  $     0.83               -        $     1.63                -

Income per share from extraordinary item-diluted................  $     0.83               -        $     1.62                -

Net income per share-basic......................................  $     0.87      $     1.90        $     1.67       $     1.65

Net income per share-diluted....................................  $     0.87      $     1.50        $     1.66       $     1.18

Weighted average number of shares outstanding-basic.............       9,976           2,570             5,070            2,564

Weighted average number of shares outstanding-diluted...........      10,003           3,601             5,084            3,576


                    The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                (in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       --------------------------
                                                                                        2000                1999
                                                                                       ------              ------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................................           $  8,442           $  4,224
  Adjustments to net income................................................              2,396             (3,965)
                                                                                      --------           --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES....................             10,838                259

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of properties........................................              9,209             22,416
  Capital expenditures.....................................................             (4,952)            (2,439)
                                                                                      --------           --------
              NET CASH PROVIDED BY INVESTING ACTIVITIES....................              4,257             19,977

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt...............................................            (32,327)           (20,114)
  Proceeds from long-term debt.............................................             17,456                 --
  Loan acquisition costs...................................................               (250)              (416)
                                                                                      --------           --------
              NET CASH USED IN FINANCING ACTIVITIES........................            (15,121)           (20,530)

EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................                (16)                24
                                                                                      --------           --------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........                (42)              (270)
Cash and cash equivalents at beginning of period...........................              1,980              1,541
                                                                                      --------           --------
Cash and cash equivalents at end of period.................................           $  1,938           $  1,271
                                                                                      ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest...................................................           $  3,693           $  4,712
  Cash paid for taxes......................................................                386                422

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Directors' fees paid in stock............................................           $    297           $     26

  Common shares issued to debenture holders................................           $ 29,801                 --


               The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.


                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and statements of cash flows for the nine months then ended have been included.

  On October 29, 1999 ("Petition Date"), the Company and its wholly-owned subsidiaries, BEC Energy, Inc., Amerac Energy Corporation, SMC Ecuador, Inc. and SMC Production Company ("Debtor Subsidiaries"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code ("Bankruptcy Code"), in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division ("Bankruptcy Court"). The Company and its Debtor Subsidiaries emerged from Bankruptcy on August 1, 2000 ("Effective Date"). The Company and its Debtor Subsidiaries operated as debtors-in-possession subject to the Bankruptcy Court's supervision and orders until the Effective Date. See Note 2 for further information.

  The accompanying financial statements have been prepared in a manner consistent with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Beginning in the fourth quarter of 1999 through the second quarter of 2000, and for the year ended December 31, 1999, the consolidated financial statements of the Company and its subsidiaries are presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance on financial reporting by entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns under the Bankruptcy Code. SOP 90-7 generally requires the reclassification of the consolidated balance sheet, statement of operations and cash flows to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

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

  On August 1, 2000, pursuant to the plan of reorganization of the Bankruptcy Code, old shareholders of the Company's common stock received one share of the Company's new common stock for each five shares of the Company's old common stock. All per-share amounts have been restated to reflect the 1 for 5 August 1, 2000 reverse stock split. See Note 2 Bankruptcy Filing.

     Earnings per share have been calculated on the restated weighted average number of shares outstanding for the three and nine months ended September 30, 1999 and 2000, respectively. For the quarters and nine months ended September 30, 2000 and 1999, respectively, the issuance or conversion of potential common shares of 1,013,070 and 589,809, would have had an antidilutive effect on the diluted earnings per share calculation and therefore were not considered in the calculation of the diluted weighted average number of shares outstanding.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

Reclassifications - Certain amounts in prior financial statements may have been reclassified to conform to the 2000 financial statement presentation.

Comprehensive Income - Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners, including, among other things, foreign currency translation adjustments. The Company's total comprehensive income for the nine months ended September 30, 2000 and 1999 was as follows (in thousands):

                                                   Nine months ended
                                                     September 30,
                                                   -----------------
                                                     2000       1999
                                                   ------     ------

     Net income                                    $8,442     $4,224
     Foreign currency translation adjustment         (991)     1,108
                                                   ------     ------
     Total comprehensive income                    $7,451     $5,332
                                                   ======     ======

Note 2. Bankruptcy Filing

  On October 29, 1999, the Company and its Debtor Subsidiaries, which excluded Neutrino, filed voluntary petitions for relief under the Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. The Company and its Debtor Subsidiaries emerged from bankruptcy on August 1, 2000. All debts of the Company and its Debtor Subsidiaries as of the Petition Date were stayed by the bankruptcy petitions and were subject to compromise pursuant to such proceedings until the Effective Date. The Company and its Debtor Subsidiaries operated as debtors-in-possession subject to the Bankruptcy
Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries were consolidated for administrative purposes.

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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

  On July 5, 2000, the Company announced an agreement among all parties contesting its Amended Plan to support modifications to its Plan ("Modified Plan") to emerge from bankruptcy. The Bankruptcy Court set July 19, 2000 to complete the confirmation hearing on the Modified Plan subject to certain restrictions and on July 21, 2000 entered the order confirming the Company's
Modified Plan.   The Modified Plan became effective on August 1, 2000.  The
Modified Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims including payment of all Bankruptcy Court approved administrative expenses as follows:

 . Domestic secured debt was paid in full with interest and expenses including default interest of 3.5% from the Petition Date with proceeds from a new secured credit facility secured by the Company. Payment of the domestic secured debt, interest and expenses was $16,882,511 and occurred on August 23, 2000.

 . All other creditors other than domestic secured debt and amounts owed debenture holders will be paid in cash over periods ranging from 1 to 14 months.

 .  Debenture holders were satisfied as follows:

     . Cash payment of $5 million, which was made to the indenture trustee on August 31, 2000.

     . Issuance of common stock that when issued represented approximately 78% of the Company's outstanding common shares (9,536,422 shares).

 . A new Board of Directors was appointed for a one year term as follows: one by the creditors' committee, two from the existing board, three by representatives of significant owners of debentures and one jointly by the creditors' committee and significant owners of debentures.

 . A 1:5 reverse stock split of the Company's outstanding common stock, par value $0.01 per share, was effectuated on August 1, 2000, the Effective Date. Subject to the effects of the reverse split, the existing common stock, options and warrants remained outstanding with no change in terms and conditions except that all options and warrants expiring between the Petition Date and confirmation of the Modified Plan were extended for a two year period.

 . The current common shareholders, option holders, and warrant holders of record on July 24, 2000, received approximately 3,667,000 warrants allowing them to increase their ownership from 22% to up to 40% of the outstanding common stock. The new warrants are for a perpetual term with an exercise price of $4.21 per share, subject to adjustment for certain customary anti-dilution stock splits, stock dividends and other recapitalization events. The exercise price must be paid in cash.

  Pursuant to the provisions of SOP 90-7, the Company did not adopt fresh-start reporting upon its emergence from Bankruptcy. Based on the closing price of the Company's common stock on the Modified Plan confirmation date, the exchange of the debentures for shares of the Company's common stock, par value $0.01 per share, resulted in an extraordinary gain of approximately $8.2 million, which is reflected in third quarter 2000 statement of operations. In addition, the $616,000 fair value of the warrants issued was charged to bankruptcy expense.

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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

Pro forma

  The following table summarizes the pro forma (unaudited) results (stated in thousands, except per share data), of the Company as though the dispositions of Brushy Creek, Texan Gardens and Inverness/Swan Hills had occurred on January 1, 1999.

                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               ------------------
                                                   (unaudited)
                                        (in thousands, except per share data)
                                               2000          1999
                                               ----          ----


Revenues..................................... $23,327      $ 24,105
Net income (loss)............................   8,209        (2,580)
Net income (loss) per share-basic............ $  1.62      $  (1.01)
Net income (loss) per share - diluted........ $  1.61      $  (1.01)

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

Note 4.  Debt

  Debt consisted of the following (in thousands):

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000           1999
                                                     -------------  ------------

Domestic Credit Facility                                $14,283      $      -
Old domestic credit facility - in default                     -        16,109
Canadian credit facility (U.S. Dollars)                   5,463             -
Old Canadian credit facility (U.S. Dollars)                   -        13,876
Convertible subordinated debentures - in default              -        41,400
                                                        -------       -------
           Total indebtedness                           $19,746       $71,385
                                                        =======       =======


  As described in Note 2, because of the Company's filing of Chapter 11, all amounts were subject to compromise as of December 31, 1999, except for its Canadian bank credit facility, which is reflected as Current Liabilities not subject to compromise on the Consolidated Balance Sheet.

  On August 23, 2000, the Company entered into a new credit facility ("Domestic Credit Facility") with a domestic lender in the principal amount of up to $30,000,000. The Domestic Credit Facility provides for a borrowing base of $18,725,000 and matures on August 23, 2002. The borrowing base reduces $275,000 per month beginning September 1, 2000. Proceeds from the Domestic Credit Facility were used to repay the preexisting domestic facility as provided in the Modified Plan. The obligations under the Domestic Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Domestic Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company, including working capital, tangible net worth and cash flow coverage covenants. At September 30, 2000, the outstanding borrowing was $14,282,512. On November 6, 2000, outstanding borrowings under the Domestic Credit Facility were $13,482,512 with borrowing availability of $4,417,488. Outstanding principal under the Domestic Credit Facility bears interest at the Bank Index Rate plus 0.5% (10.0% at September 30, 2000) to the extent of the borrowing base utilized. The borrowing base is re-determined semi-annually beginning November 2000 and will be made at the sole discretion of the domestic lender. The Company may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

  On August 29, 2000, Neutrino repaid its old Canadian credit facility and entered into a new principal amount of up to US $30,000,000 loan facility (the "Canadian Credit Facility") with a new US lender. The initial borrowing base under the Canadian Credit Facility was $10,815,000 and reduces US $185,000 per month beginning September 2000 due August 29, 2002. At September 30, 2000, outstanding borrowings under the Canadian Credit Facility were US $5,463,389. The Canadian Credit Facility is secured by substantially all of Neutrino's assets and guaranteed by the Company. On November 6, 2000, outstanding borrowings under the Canadian Credit Facility were US $4,512,276 (Cdn $6,800,000) with a borrowing availability of US $5,747,724 (Cdn $8,661,820).
Outstanding principal under the Canadian Credit Facility bears interest at the bank's prime rate plus 0.5% (8.0% at September 30, 2000) to the extent of the borrowing base utilized. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including working capital, tangible net worth and cash flow coverage covenants. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations beginning November 2000. The borrowing base is redetermined semi-annually beginning November 2000 and will be made at the sole discretion of the Canadian lender. Neutrino may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

  The outstanding balance under the old Canadian credit facility was classified as a current liability because of the demand feature of the loan. However, it was management's intention that the facility be utilized to provide long-term financing for the Company.

  On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures were convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions. Pursuant to the debenture agreement, in the event of a change of control of the Company, debenture holders had the right to require the Company to repurchase the security at face value plus accrued interest. Due to the bankruptcy filings on October 29, 1999, the Company was not in compliance with certain provisions of the debenture agreement at December 31, 2000. Pursuant to the Modified Plan, the debentures were extinguished and converted in exchange for $5 million in cash and approximately 78% of the common
stock of the Company.   Based on the closing price of the Company's common stock
on the Modified Plan confirmation date, the exchange of the debentures for cash and common stock resulted in an extraordinary gain, net of tax, of $8,258,993. See Note 2 -Bankruptcy Filing.

NOTE 5.  NASDAQ NATIONAL MARKET LISTING

  Early in 1999, the Company was advised that it was not in compliance with Nasdaq Stock Market listing requirements due to the low price per share of its Common Stock. The Company was granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. Subsequently, the Company was notified that effective with the close of business on August 4, 1999, its securities, including convertible subordinated debentures, were delisted from the Nasdaq National Market and Nasdaq SmallCap Market. The Company's Common Stock is now traded on the OTC Bulletin Board. The Company decided to not pursue a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock would impair the liquidity of the Common Stock and capital raising flexibility of the Company. Although the Company intends to use best efforts to seek a listing with a stock exchange or market and has made application with the American Stock Exchange, there is no assurance that the Company will obtain any such listing. Upon emerging from Chapter 11, the Company's stock symbol on the OTC Bulletin Board was changed to "SMOP.OB." The symbol for the new warrants issued to old common shareholders, option holders and warrant holders is "SMOPW.OB".

NOTE 6.  RESTRUCTURING AND BANKRUPTCY COSTS

    During the third quarter of 1999, the Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, estimated costs of approximately $1,372,000 associated with the restructuring were expensed during the third and fourth quarters of 1999. These costs are primarily legal, accounting, financial advisory and other transaction costs related to the proposed restructuring. Since the Company's filing for bankruptcy on October 29, 1999, it has incurred costs of approximately $553,000 in 1999; and $1,204,000 and $4,023,000, respectively, in the three and

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

nine months ended September 30, 2000, related to legal, accounting and financial advisory services rendered in connection with the bankruptcy. In addition, $2,463,000 that was capitalized as other assets for fees and expenses related to securing the old domestic bank debt and convertible subordinated debentures were expensed during the fourth quarter of 1999 pursuant to SOP 90-7.

NOTE 7.  HEDGING

   As required by the Company's Domestic and Canadian Credit Facilities, the Company has entered into the following crude oil and natural gas costless collars:

OIL HEDGES

                                                                                           U S $
                                                                                         NYMEX WTI
                                             Total              Monthly          -----------------------
   Period                                     bbl                 bbl             Floor              Cap
   ------                                    -----              -------           -----              ---
United States
 Oct-00        -        Dec-00               36,000             12,000           $ 22.00           $ 37.40
 Jan-01        -        Dec-01              132,400             11,033           $ 22.00           $ 32.20
 Jan-02        -        Sep-02               88,200              9,800           $ 22.00           $ 25.60
Canada
 Oct-00        -        Dec-00               31,000             10,333           $ 22.00           $ 37.60
 Jan-01        -        Dec-01              111,100              9,258           $ 22.00           $ 33.30
 Jan-02        -        Sep-02               70,300              7,811           $ 22.00           $ 27.00

GAS HEDGES
United States
                                                                                           U S $
                                                                                   Houston Ship Channel
                                             Total             Monthly            -----------------------
                                             mmbtu              mmbtu             Floor              Cap
                                             -----             --------           -----              ---
 Oct-00        -        Oct-00              104,000            104,000            $ 2.75            $ 5.90
 Nov-00        -        Mar-01              486,000             97,200            $ 2.75            $ 6.85
 Apr-01        -        Oct-01              600,000             85,714            $ 2.75            $ 4.98
 Nov-01        -        Mar-02              378,000             75,600            $ 2.75            $ 4.85
 Apr-02        -        Oct-02              466,000             66,571            $ 2.75            $ 3.80

Canada

                                                                                           CDN $
                                                                                      Alberta Spot-AECO
                                             Total              Monthly            -----------------------
                                           gigajoules          gigajoules          Floor             Cap
                                           ----------          ----------          -----             ---
 Oct-00        -        Sep-02            1,200,000             50,000            $ 4.05            $ 6.15



The fair value at September 30, 2000 of collars was an unrealized loss of $1.4 million.

In August, 2000, the Company fixed the rate of interest on its outstanding bank borrowings under its Canadian Credit Facility through interest rate swaps. The estimated gain on liquidation of the interest rate swap position at September 30, 2000 was $2,130.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

  The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities and the sale of assets.

  The Company's cash flow provided by operating activities for the nine months ended September 30, 2000 and 1999 was $10,838,000 and $259,000, respectively. Additional cash in the amounts of $9,209,000 and $22,416,000 were received in 2000 and 1999, respectively, from the sale of assets.

  On October 29, 1999, the Company and its Debtor Subsidiaries, which excluded Neutrino, filed voluntary petitions for relief under the Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. The Company and its Debtor Subsidiaries emerged from bankruptcy on August 1, 2000. All debts of the Company and its Debtor Subsidiaries as of the Petition Date were stayed by the bankruptcy petitions and were subject to compromise pursuant to such proceedings until the Effective Date. The Company and its Debtor Subsidiaries operated as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries were consolidated for administrative purposes.

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

  On July 5, 2000, the Company announced an agreement among all parties contesting its Amended Plan to support modifications to its Plan ("Modified Plan") to emerge from bankruptcy. The Bankruptcy Court set July 19, 2000 to complete the confirmation hearing on the Modified Plan subject to certain restrictions and on July 21, 2000 entered the order confirming the Company's
Modified Plan.   The Modified Plan became effective on August 1, 2000.  The
Modified Plan generally provides for the satisfaction of the Company and Debtor Subsidiaries' claims including payment of all Bankruptcy Court approved administrative expenses as follows:

 . Domestic secured debt was paid in full with interest and expenses including default interest of 3.5% from the Petition Date with proceeds from a new secured credit facility secured by virtually all the assets of the Company. Payment of the domestic secured debt, interest and expenses was $16,882,511 and occurred on August 23, 2000.

 . All other creditors other than domestic secured debt and amounts owed debenture holders will be paid in cash over periods ranging from 1 to 14 months.

 .  Debenture holders were satisfied as follows:

     . Cash payment of $5 million, which was made to the indenture trustee on August 31, 2000.

     . Issuance of common stock that when issued represented approximately 78% of the Company's outstanding common shares (9,536,422 shares).

 . A new Board of Directors was appointed for a one year term as follows: one by the creditors' committee, two from the existing board, three by representatives of significant owners of debentures and one jointly by the creditors' committee and significant owners of debentures.

 . A 1:5 reverse stock split of the Company's outstanding common stock, par value $0.01 per share, was effectuated on August 1, 2000, the Effective Date. Subject to the effects of the reverse split, the existing common stock, options and warrants remained outstanding with no change in terms and conditions except that all options and warrants expiring between the Petition Date and confirmation of the Modified Plan were extended for a two year period.

 . The current common shareholders, option holders, and warrant holders of record on July 24, 2000, received approximately 3,667,000 warrants allowing them to increase their ownership from 22% to up to 40% of the outstanding common stock. The new warrants are for a perpetual term with an exercise price of $4.21 per share, subject to adjustment for certain customary anti-dilution stock splits, stock dividends and other recapitalization events. The exercise price must be paid in cash.


  Pursuant to the provisions of SOP 90-7, the Company did not adopt fresh-start reporting upon its emergence from Bankruptcy. Based on the closing price of the Company's common stock on the Modified Plan confirmation date, the exchange of the debentures for shares of the Company's common stock, par value $0.01 per share, resulted in an extraordinary gain of approximately $8.2 million, net of tax, which is reflected in third quarter 2000 statement of operations.

  On August 21, 2000, the Company announced the engagement of Petrie Parkman & Co., LLC and FirstEnergy Capital Corporation of Canada to evaluate strategic alternatives available to the Company in an effort to maximize shareholder value.

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

  On August 23, 2000, the Company entered into a new credit facility ("Domestic Credit Facility") with a domestic lender in the principal amount of up to $30,000,000. The Domestic Credit Facility provides for a borrowing base of $18,725,000 and matures on August 23, 2002. The borrowing base reduces $275,000 per month beginning September 1, 2000. Proceeds from the Domestic Credit Facility were used to repay the preexisting domestic facility as provided in the Modified Plan. The obligations under the Domestic Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Domestic Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company, including working capital, tangible net worth and cash flow coverage covenants. At September 30, 2000 the outstanding borrowing was $14,282,512. On November 6, 2000, outstanding borrowings under the Domestic Credit Facility were $13,482,512 with borrowing availability of $4,417,488. Outstanding principal under the Domestic Credit Facility bears interest at the Bank Index Rate plus 0.5% (10.0% at September 30, 2000) to the extent of the borrowing base utilized. The borrowing base is redetermined semi-annually beginning November 2000 and will be made at the sole discretion of the domestic lender. The Company may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

  On August 29, 2000, Neutrino repaid its old Canadian credit facility and entered into a new principal amount of up to US $30,000,000 loan facility (the "Canadian Credit Facility") with a new US lender. The initial borrowing base under the Canadian Credit Facility was US $10,815,000 and reduces US $185,000 per month beginning September 2000 due August 29, 2002. At September 30, 2000, outstanding borrowings under the Canadian Credit Facility were US $5,463,389. The Canadian Credit Facility is secured by substantially all of Neutrino's assets and guaranteed by the Company. On November 6, 2000, outstanding borrowings under the Canadian Credit Facility were US $4,512,276 (Cdn $6,800,000) with a borrowing availability of US $5,747,724 (Cdn $8,661,820).
Outstanding principal under the Canadian Credit Facility bears interest at the bank's prime rate plus 0.5% (8.0% at September 30, 2000) to the extent of the borrowing base utilized. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including working capital, tangible net worth and cash flow coverage covenants. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations beginning November 2000. The borrowing base is redetermined semi-annually beginning November 2000 and will be made at the sole discretion of the Canadian lender. Neutrino may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

  The outstanding balance under the old Canadian credit facility was classified as a current liability because of the demand feature of the loan. However, it was management's intention that the facility be utilized to provide long-term financing for the Company.

  On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures were convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions. Pursuant to the debenture agreement, in the event of a change of control of the Company, debenture holders had the right to require the Company to repurchase the security at face value plus accrued interest. Due to the bankruptcy filings on October 29, 1999, the Company was not in compliance with certain provisions of the debenture agreement at December 31, 2000. Pursuant to the Modified Plan, the debentures were extinguished and converted in exchange for $5 million in cash and approximately 78% of the common
stock of the Company.   Based on the closing price of the Company's common stock
on the Modified Plan confirmation date, the exchange of the debentures for cash and common stock resulted in an extraordinary gain of $8,258,993. See Note 2 - Bankruptcy Filing.

  The Company's leverage poses certain risks, including the risk that the Company may not generate sufficient cash flow to service its indebtedness or that the Company may be unable to obtain additional financing in the future and as a result, may not have the necessary resources to respond to market conditions and opportunities.

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

  Early in 1999, the Company was advised that it was not in compliance with Nasdaq Stock Market listing requirements due to the low price per share of its Common Stock. The Company was granted a hearing on May 27, 1999 to present a plan to the Nasdaq National Market for compliance with the $1.00 per share minimum bid requirement. Subsequently, the Company was notified that effective with the close of business on August 4, 1999, its securities, including convertible subordinated debentures, were delisted from the Nasdaq National Market and Nasdaq SmallCap Market. The Company's Common Stock is now traded on the OTC Bulletin Board. The Company decided to not pursue a review of the delisting decision by the Nasdaq Review Council. The Company believes a permanent delisting of its Common Stock would impair the liquidity of the Common Stock and capital raising flexibility of the Company. Although the Company intends to use best efforts to seek a listing with a stock exchange or market and has made application with the American Stock Exchange, there is no assurance that the Company will obtain any such listing. Upon emerging from Chapter 11, the Company's stock symbol on the OTC Bulletin Board was changed to "SMOP.OB." The symbol for the new warrants issued to old common shareholders, option holders and warrant holders is "SMOPW.OB".

  Since the trading of the Company's securities will be conducted on the OTC Bulletin Board, the Company expects the spreads between the "bid and "asked" prices of the Common Stock quoted by market makers will likely be greater than in the past and shareholders will likely experience a greater degree of difficulty in trading the Common Stock. In addition, there are significant restrictions imposed by most brokerage houses on the ability of their brokers to solicit orders or recommend the purchase of securities that trade on the OTC Bulletin Board. In the majority of the cases, the purchase of the securities is limited to unsolicited offers from private investors, who have to comply with policies and practices involving the completion of time consuming forms that can make the handling of lower priced securities economically unattractive. Moreover, most brokerage houses do not permit lower priced securities to be used as collateral for margin accounts or to be purchased on margin. The Company believes that the current market price of its securities may limit the effective marketability because of the reluctance of many brokerage firms and institutional investors to recommend lower priced securities to their clients or to hold them in their own portfolios. The brokerage commission on the purchase or sale of lower priced securities may also represent a higher percentage of the price than the brokerage commission on a higher priced issue.

  The Company did not declare dividends in nine months ended September 30, 2000 and 1999. The Company does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of the Company's Domestic Credit Facility.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000
AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

  Oil and gas revenues for the quarter ended September 30, 2000 were $8,989,000 compared to oil and gas revenues of $6,556,000 for the same period in 1999. Oil and NGL production decreased 15% to 170,412 barrels and natural gas production decreased 15% to 1,033 MMcf in the third quarter of 2000 compared to the third quarter of 1999. The lower production levels in the third quarter of 2000 are due primarily to the sale of properties in 1999 and the first quarter of 2000, offset by new production from development drilling on proven prospects. Increases in commodity prices more than offset the impact of the lower oil and NGL volumes.

  The average realized oil and NGL price increased 45% from $18.94 barrel in the third quarter of 1999 to $27.44 in the third quarter of 2000. Average realized natural gas prices increased 67% to $3.96 per Mcf during the third quarter of 2000 compared to $2.37 per Mcf in same period a year earlier.

  During the third quarter of 1999, the Company sold domestic properties resulting in a net gain of approximately $7.1 million with no significant sales in 2000.

  Third quarter 2000 production costs, including production and ad valorem taxes, increased 1% to $2,349,000 compared to $2,325,000 in the third quarter of 1999. On an energy equivalent unit basis, production costs rose 19% quarter-over-quarter resulting primarily from non-recurring workovers and other operations.

  Exploration, dry hole and lease impairment expenses incurred in the quarter ended September 30, 1999 were $24,000, compared to $163,000 in the same period in 2000. The 2000 expense is primarily from dry holes drilled and other exploration costs in Canada. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

  General and administrative expenses were $1,259,000 in the third quarter of 2000, a 21% increase from $1,039,000 in the prior year's third quarter primarily related to issuance of common shares to the new directors in lieu of cash compensation and non-cash charges associated with implementation of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") offset by savings related to reductions in force through
attrition and layoffs in 1999.   On an energy equivalent unit basis, costs
increased 43% from the third quarter of 1999 to the same period in 2000.

  Depreciation, depletion and amortization ("DD&A") decreased 20% to $2,040,000 in the third quarter of 2000 compared to $2,562,000 in 1999 primarily related to decreased production due to property sales. On a unit of equivalent production basis, DD&A decreased 6% from $1.06 per Mcfe to $0.99 per Mcfe.

  Restructuring and bankruptcy costs were $1,844,000 in the third quarter of 2000 compared to $1,280,000 in 1999. The costs for 2000 relate primarily to charges associated with the Company's Modified Plan, which became effective August 1, 2000 and implementation of FIN 44. The 1999 costs relate to charges associated with the proposed restructuring as filed with the Securities and Exchange Commission on July 21, 1999, which was not consummated.

  Interest and debt expense in the quarter ended September 30, 2000 was $539,000 compared to $1,704,000 in the same period in 1999. The decrease primarily reflects the reduced indebtedness outstanding due to the application of proceeds from property sales to debt reduction and no accrual of interest related to subordinated debt in accordance with SOP 90-7 through the effective date of the Modified Plan.

  Tax provision in the third quarter 2000 was $351,000 compared to tax benefit of $107,000 in the same period in 1999. The increase in tax provision primarily reflects increased pre-tax income from the Company's Canadian operations in the third quarter of 2000 compared to a loss in the same period in 1999 and state income tax liability associated with the Company's U. S. operations in 2000.

     The extraordinary gain in the third quarter of 2000 results from the exchange of the Company's debentures for shares of common stock based on the closing price of the Company's common stock on the Modified Plan confirmation date.

  The Company recorded net income of $8,700,000 or $ 0.87 per basic share for the quarter ended September 30, 2000 compared to a net income of $4,910,000 or $ 1.90 per basic share for the quarter ended September 30, 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

  Oil and gas revenues for the nine months ended September 30, 2000 were $24,103,000 compared to oil and gas revenues of $18,411,000 for the same period in 1999. Oil and NGL production decreased 17% to 532,195 barrels and natural gas production decreased 30% to 3,068 MMcf in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The lower production levels in the nine months ended September 30, 2000 are due primarily to the sale of properties in 1999 and first quarter 2000. Increases in commodity prices more than offset the impact of the lower volumes.

  The average realized oil and NGL price increased 79% from $14.45 per barrel in the nine months ended September 30, 1999 to $25.84 in the nine months ended September 30, 2000. Average realized natural gas prices increased 56% to $3.17 per Mcf during the nine months ended September 30, 2000 compared to $2.03 per Mcf in same period a year earlier.

  During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, New Mexico and Mississippi for approximately $6,000,000. The gain on the sale of these assets was $5,073,000. The proceeds from asset sales in the first quarter of 1999 were used to reduce bank indebtedness and for other corporate purposes. During the third quarter of 1999, the Company sold domestic properties resulting in a net gain of approximately $7.1 million with no significant sales in 2000.

  Nine months ended September 30, 2000 production costs, including production and ad valorem taxes, decreased 5% to $6,313,000 compared to $6,634,000 in the nine months ended September 30, 1999. However, on an energy equivalent unit basis, production costs rose 25%, resulting primarily from non-recurring workovers and other operations.

  Exploration, dry hole and lease impairment expenses incurred in the nine months ended September 30, 1999 were $2,175,000, compared to $458,000 in the same period in 2000. The 1999 expense is primarily from impairments of a portion of the property held for sale and non-producing properties. Since the Company uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

  General and administrative expenses were $2,589,000 in the nine months ended September 30, 2000, a 17% decrease from $3,134,000 in the prior year's period primarily related to reductions in force through attrition and layoffs in 1999 offset by charges related to issuance of common shares to the Company's new directors in lieu of cash compensation and implementation of FIN 44. On an energy equivalent unit basis, costs increased 9% from the nine months ended September 30, 1999 to the same period in 2000.

  Depreciation, depletion and amortization ("DD&A") decreased 29% to $5,905,000 in the nine months ended September 30, 2000 compared to $8,370,000 in 1999 primarily related to decrease in production due to property sales. On a unit of equivalent production basis, DD&A decreased 6% from $1.01 per Mcfe to $0.95 per Mcfe.

  Restructuring and bankruptcy costs were $5,188,000 in the nine months ended September 30, 2000 compared to $1,280,000 in 1999. The costs for 2000 relate primarily to charges associated with the Company's Modified Plan, which became
effective August 1, 2000 and implementation of FIN 44.   The 1999 costs relate
to charges associated with the proposed restructuring as filed with the Securities and Exchange Commission on July 21, 1999, which was not consummated.

  Interest and debt expense in the nine months ended September 30, 2000 was $1,879,000 compared to $5,273,000 in the same period in 1999. The decrease primarily reflects the reduced indebtedness outstanding due to the application of proceeds from property sales to debt reduction and no accrual of interest related to subordinated debt in accordance with SOP 90-7 through the effective date of the Modified Plan.

  Tax provision in the nine months ended September 30, 2000 was $1,685,000 compared to tax benefit of $419,000 in the same period in 1999. The increase in tax provision primarily reflects increased pre-tax income from the Company's Canadian operations in the nine months ended September 30, 2000 compared to a loss in the same period in 1999, state income tax liability associated with the Company's U. S. operations in 2000 and change in the Company's tax strategy for its Canadian operations subsequent to December 31, 1999.

  The extraordinary gain in the third quarter of 2000 results from the exchange of the Company's debentures for shares of common stock based on the closing price of the Company's common stock on the Modified Plan confirmation date.

  The Company recorded income of $8,442,000, or $1.67 per basic share for the nine months ended September 30, 2000 compared to a net income of $4,224,000 or $1.65 per basic share for the nine months ended September 30, 1999.

DEFINITIONS

   As used herein:

     Thousand cubic feet ("Mcf")
     Million cubic feet ("MMcf")
     Natural gas liquids ("NGL")
     Energy Equivalents Units (1 barrel of liquids = 6 Mcf of natural gas) Thousand cubic feet of gas equivalent ("Mcfe")
     One gigajoule equals 1.055 MMBtu

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company is currently assessing the impact of this statement on its financial condition and results of operations and is beginning to document and implement new policies to insure compliance with this new statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to a variety of market risks including the potential for adverse changes in oil and gas prices, foreign currency exchange rates and interest rates. There have been no material changes to the Company's disclosures about market risk from those contained in its 10-K, as amended, for the year ended December 31, 1999. See Note 7 to the Financial Statements which is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On October 29, 1999, the Company and its Debtor Subsidiaries, excluding Neutrino, filed voluntary petitions for relief under the Bankruptcy Code. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. See also Note 2 to the Financial Statements which is incorporated herein by reference.

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

  Except as disclosed in the Modified Plan, which is attached as Exhibit 2.1 through 2.4, or in Part I - Financial Information, which is incorporated herein by reference, the Company has no information to report in this Item 3.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:  OTHER INFORMATION

  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS:

            2.1 Warrant Agreement dated as of September 29, 2000 between Southern Mineral Corporation and American Stock Transfer & Trust Company, as Warrant Agent.

            4.1 Series B Perpetual Warrant Certificate Representing Warrants to Purchase Shares of Common Stock, Par Value $.01 per share dated as of September 29, 2000.

           10.1 Credit Agreement, dated August 23, 2000, between Southern Mineral Corporation, SMC Ecuador, Inc., SMC Production Co., BEC Energy, Inc. and Spruce Hills production Company, Inc. and Bank One, Texas national Association for Reducing Revolving Line of Credit up to $30,000,000.

           10.2 Credit Agreement, dated August 29, 2000, between Neutrino Resources, Inc. and Bank One Canada for U.S. $30,000,000 Revolving Reducing Credit Facility.

           27.1   Financial Data Schedule

REPORT ON FORM 8-K:

            None.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SOUTHERN MINERAL CORPORATION


Date: November 14, 2000                  By /s/ Michael E. Luttrell
                                         -----------------------------
                                         Michael E. Luttrell
                                         Vice President-Finance and CFO