Form 10-K
period 2000-12-31
SOUTHERN MINERAL CORP
filed 2001-03-16
CIK 92223

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT OT SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
          [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   Yes [X]   No [ ]


Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 7, 2001, 12,261,460 shares of Common Stock were outstanding and the aggregate market value of these shares at such date (based upon the last reported sales price on the OTC Bulletin Board of $4.09 per share) held by non-affiliates of the Registrant was approximately $41,780,887 million. As of March 7, 2001, 3,667,829 Series B Perpetual Warrants were outstanding and the aggregate market value of these warrants at such date (based upon the last reported sales price on the OTC Bulletin Board of $0.56 per share) held by non-affiliates of the Registrant was approximately $1,811,256 million. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

================================================================================

                                    PART I

Item 1.   Description of Business

General

Overview and History

     Southern Mineral is an independent oil and gas company headquartered in Houston, Texas, and engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast of the United States, in Canada and in Ecuador.

     Southern Mineral was incorporated in 1937 as a vehicle to consolidate mineral tracts retained as its parent company lumbered large tracts of southern Mississippi forestlands. For the next 50 years, Southern Mineral was largely a passive participant in the oil and gas business, merely granting leases on its spread of mineral interests in Mississippi. In the mid-1980s, Southern Mineral became a more active participant in the oil and gas business, redeploying its significant cash flow from revenues derived from the Poplarville Field in southern Mississippi into exploration activities. For the next ten years, Southern Mineral pursued the sole strategy of exploration for oil and gas. As a result of generally poor results, Southern Mineral changed its focus beginning in 1995 to one of a more balanced program of acquisitions, exploitation and exploration. Southern Mineral endured poor operating results in 1998 and its financial condition at the end of 1998 resulted in Southern Mineral's independent auditors, in their opinion on the 1998 financial statements, disclosing their substantial doubt about Southern Mineral's ability to continue as a going concern. In February 1999, the Southern Mineral board retained CIBC World Markets Corp. as independent advisors to assist in evaluating various strategic alternatives for maximizing shareholder value.

     On July 21, 1999, Southern Mineral announced that its board had approved a restructuring of Southern Mineral that involved a $20.6 million equity infusion, the sale of the Brushy Creek and Texan Garden Fields in Texas and an exchange offer for its 6.875% Convertible Subordinated Debentures due 2007. However, based upon discussions with certain of the holders of its debentures, the Southern Mineral board concluded that the restructuring could not be consummated on the terms previously contemplated.

     On October 29, 1999, Southern Mineral and its wholly-owned subsidiaries (other than Neutrino) filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code, in order to facilitate the restructuring of Southern Mineral's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. Southern Mineral emerged from bankruptcy on August 1, 2000. All debts of Southern Mineral, except those of Neutrino Resources, Inc., as of October 29, 1999 were stayed by the bankruptcy petitions, and were subject to compromise pursuant to such proceedings until August 1, 2000. Southern Mineral operated as a debtor-in-possession subject to the bankruptcy court's supervision and orders.

     Southern Mineral decided to seek protection because it concluded that a restructuring of its indebtedness could not be completed without the protection and assistance of the bankruptcy court. The timing of the bankruptcy filing was imposed by several factors, including the possible acceleration of Southern Mineral's $16.1 million of indebtedness by its domestic bank creditors and the inability of Southern Mineral to reach a satisfactory compromise with its debenture holders regarding the consideration to be received in a previously proposed restructuring. The bankruptcy petitions were filed in order to preserve cash and to give Southern Mineral the opportunity to restructure its debt.

Corporate Overview

     The following table shows Southern Mineral's principal subsidiaries and equity investments, including their domicile and our percentage ownership in each:

                                                Percentage
Entity                          Domicile        Ownership
------                          --------        ----------

   BEC Energy................   Texas               100%
   SMC Ecuador...............   Delaware            100%
   SMC Production............   Texas               100%
   Neutrino Resources........   Alberta             100%
   Spruce Hills Production...   Delaware            100%

Canadian Operations

     Approximately 38% of Southern Mineral's oil and gas revenues during the year ended December 31, 2000 were derived from Canadian properties. The costs and revenues associated with Southern Mineral's Canadian operations are denominated in Canadian dollars. Southern Mineral prepares its consolidated financial statements in U.S. dollars. Fluctuations in the value of the two currencies may cause currency translation losses for Southern Mineral or reduced revenues and earnings, or both, with respect to its Canadian operations. Southern Mineral cannot predict the effect of exchange rate fluctuations upon future operating results.

     Neutrino's principal assets at December 31, 2000 include one core area in the Pine Creek Field in central and southern Alberta, Canada. At year-end 2000, Neutrino's proved reserves totaled 2.0 million barrels of liquids (oil, condensate and natural gas liquids) and 15.5 billion cubic feet, or Bcf, of natural gas. In 2000, Southern Mineral's Canadian production, or was approximately 308,000 barrels of liquids and 1,555 million cubic feet, or MMcf, of natural gas. On March 1, 2000, Southern Mineral sold its interests in the Inverness/Swan Hills Field for approximately $9.0 million resulting in a loss of $5.3 million, which was recorded in Southern Mineral's financial statements as an impairment charge at December 31, 1999.

Customers

     We usually sell our oil and gas in the spot market or on such other bases that may be impacted by the effect of changes in current market prices. Sales of oil and gas to customers accounting for 10% or more of our revenues were as follows years ended December 31, (in thousands):

                                2000              1999              1998
                          ---------------    ---------------   ---------------
  Customer                  Revenue   %       Revenue    %       Revenue    %
  --------                  ------- ----      -------  ----      -------  -----
Damsco Distribution         $7,298  21.7%      $4,117  15.9%      $3,747  17.2%
Global Petroleum Marketing                      2,931  11.3%
Canpet Energy Group, Inc.    4,220  12.56%      2,793  10.8%

Recent Developments

     On August 21, 2000, Southern Mineral announced the engagement of Petrie Parkman & Co., Inc. and FirstEnergy Capital Corp. to evaluate strategic alternatives available to Southern Mineral in an effort to maximize shareholder value. Southern Mineral and PetroCorp Incorporated announced on December 22, 2000, the execution of a definitive agreement regarding Southern Mineral's merger into PetroCorp. In the merger, shareholders of Southern Mineral will receive for each share of Southern Mineral stock $4.71 cash, or, if such shareholder makes a valid election, PetroCorp common stock or a combination of cash and stock. For both companies, the merger provides strategic and economic benefits. The operations of the two companies are complementary, with PetroCorp primarily operating in the Gulf Coast and Mid-continent areas of the United States and Southern Mineral primarily operating in the Gulf Coast of the United States. PetroCorp and Southern Mineral both have significant oil and gas interests in the province of Alberta, Canada. Additionally, the combined company will benefit by having a substantially greater critical mass and cost savings resulting from the consolidation of operations. In connection with the merger, Southern Mineral shareholders will not receive as a result of stock elections more than 4,000,000 shares of PetroCorp stock. If Southern Mineral shareholders elect to receive more than 4,000,000 shares of PetroCorp stock, the 4,000,000 shares available for issuance will be prorated among shareholders electing to receive stock. If Southern Mineral shareholders do not elect to receive at least 3,000,000 shares of PetroCorp stock, PetroCorp will not be obligated to complete the merger. The merger is subject to other customary conditions to closing, including obtaining shareholder and regulatory approvals. The transaction is anticipated to close by May 31, 2001.

Risk Factors

     Oil price declines and volatility could adversely affect our revenues, cash flows and profitability.

   Southern Mineral's revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil and gas. Because approximately 61% of our estimated proved reserves as of December 31, 2000 were natural gas reserves, our financial results are more sensitive to movements in natural gas prices.

   Natural gas and oil and are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices declined significantly in late 1997, 1998, and early 1999, and, for an extended period of time, remained substantially below prices obtained in previous years. Southern Mineral's inability to satisfy its debt obligations in 1999 was in part a result of this decline in oil prices and ultimately led Southern Mineral to file for bankruptcy protection in October 1999.

   Factors that can cause fluctuation in oil and gas prices include:

  .  worldwide and domestic supplies of oil and gas,

  .  weather conditions,

  . the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

  .  political instability or armed conflict in oil-producing regions,

  .  the price and level of foreign imports,

  .  the level of consumer demand,

  .  the price and availability of alternative fuels,

  .  the availability of pipeline capacity, and

  .  domestic and foreign governmental regulations and taxes.

   Southern Mineral is unable to predict the long-term effects of these and other conditions on the prices of oil and gas. Lower oil and gas prices may reduce the amount of oil and gas Southern Mineral produces, which may adversely affect Southern Mineral's revenues and operating income. Significant reductions in oil and gas prices may require Southern Mineral to reduce its capital expenditures. Reducing drilling will make it more difficult for Southern Mineral to replace the reserves it produces.

   If Southern Mineral is not able to replace reserves, it may not be able to sustain current production rates.

   Southern Mineral's future success depends largely upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless Southern Mineral replaces the reserves it produces through successful development, exploration or acquisition, its proved reserves will decline over time. In addition, approximately 12% by volume of Southern Mineral's total estimated proved reserves at December 31, 1999 were undeveloped. By their nature, undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. Southern Mineral may fail to successfully find and produce reserves economically in the future.

   Southern Mineral's increased reserve base will make it more difficult to find exploration and acquisition opportunities to replace production. Drilling levels required to replace reserves will likely increase Southern Mineral's exposure to drilling risk.

   Southern Mineral's industry experiences numerous operating risks. Insurance may not be adequate to protect Southern Mineral against all these risks.

   Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil and gas reserves will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

  .  pressure or irregularities in formations;

  .  equipment failures or accidents;

  . shortages in experienced labor or shortages or delays in the delivery of equipment;

  .  blowouts and surface cratering;

  .  pipe or cement failures;

  .  casing collapse;

  .  embedded oil field drilling and service tools;

  .  fires and explosions;

  .  uncontrollable flows of oil and formation water;

  .  natural disasters; and

  . environmental hazards such as oil spills, pipeline ruptures and discharges of toxic gases.

   If any of these events occur, we could incur substantial losses as a result of:

   .  injury or loss of life;

   . severe damage to and destruction of property, natural resources and equipment;

   .  pollution and other environmental damage;

   .  regulatory investigation and penalties;

   .  clean-up responsibilities;

   .  suspension of our operations;

   .  repairs to resume operations; and

   .  loss of productive energy.

   The occurrence of a significant accident or other event not fully covered by our insurance could have a material adverse effect on our operations and financial condition. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because third party drilling contractors are used to drill our wells, we not may not realize the full benefit of workmen's compensation laws in dealing with their employees. In addition, pollution and environmental risks generally are not fully insurable.

   Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and net present value of our reserves.

   The calculations of proved reserves of oil and gas included in this document have been prepared by independent petroleum engineers retained by Southern Mineral. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretations and judgment and the assumptions used regarding quantities of recoverable oil and natural gas reserves and prices for crude oil and natural gas. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those assumed in our estimates, and these variances may be significant. Any significant variance from the assumptions used could result in the actual quantity of our reserves and future net cash flow being materially different from the estimates in our reserve reports. In addition, results of drilling, testing and production and changes in crude oil and natural gas prices after the date of the estimate may result in substantial upward or downward revisions.

   In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control. Because most of our reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

   You should not assume that the present value of future net cash flows from our proved reserves included or incorporated by reference in this prospectus is the current market value of our estimated natural gas and oil reserves. In accordance with Securities and Exchange Commission requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate.


   Hedging activities could result in losses to Southern Mineral.

   Southern Mineral uses, and it is expected that Southern Mineral will continue to use, natural gas and oil price swaps and collars to reduce sensitivity to oil and gas price volatility. If Southern Mineral's reserves are not produced at the rates estimated by Southern Mineral due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, Southern Mineral will be required to satisfy obligations it may have under hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of its own production. Further, the terms under which Southern Mineral enters into hedging contracts are based on assumptions and estimates of numerous factors such as cost of production, and pipeline and other transportation costs to delivery points. Substantial variations between the assumptions and estimates used and actual results experienced could materially and adversely affect anticipated profit margins and Southern Mineral's ability to manage the risk associated with fluctuations in oil and gas prices.

   Additionally, fixed price sales and hedging contracts limit the benefits Southern Mineral will realize if actual prices rise above the contract prices. Based upon prices in effect at December 31, 2000 the fair value (loss) of the crude oil and natural gas hedging instruments were net unrealized losses of $3.1 million for Southern Mineral. In addition, fixed price sales and hedging contracts are subject to the risk that the counter-party may prove unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse financial effect on Southern Mineral.

   Costs to comply with environmental laws are significant.

   Environmental and other governmental laws, some of which are applied retroactively, have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells and related facilities. We may be required to make large expenditures to comply with environmental laws.

   Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We do not believe that full insurance coverage for all potential environmental damages is available at a reasonable cost. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. For example, Congress or the Minerals Management Service could decide to limit exploratory drilling or natural gas production in some areas of the Gulf of Mexico. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations.

Competition

     There is a high degree of competition in the oil and gas exploration and production industry. Consequently, Southern Mineral competes with many other entities for capital and desirable potential acquisitions and exploration and development prospects. Southern Mineral's competitors include the major integrated oil companies, as well as numerous independent oil and gas companies and other producers of energy sources and fuels. Many of these competitors have capital resources much greater than that of Southern Mineral, and may therefore be better able than Southern Mineral to withstand and compete during adverse market conditions. Southern Mineral's ability to generate revenues and reserves in the future will be dependent upon, among other things, its success in competing with these competitors. Southern Mineral attempts to use its geographic diversity of operations to its advantage.

Regulations

   Domestic Environmental Regulation. Southern Mineral's operations are subject to numerous federal, state, and local laws and regulations relating to environmental protection. These laws and regulations may require the acquisition of permits before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; prohibit drilling activities on certain lands lying within wetlands or other protected areas, impose restrictions on the injection of liquid into subsurface formations, require remedial measures to mitigate pollution from former operations (such as pit closure and plugging abandoned wells), and impose substantial liabilities for pollution resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent, and public interest in the protection of the environment has increased dramatically in recent years. While we do not anticipate that Southern Mineral will be required in the near future to spend amounts that are material in relation to our total capital expenditure program due to environmental laws and regulations, because such laws and regulations are frequently changed, we are unable to predict with certainty the ultimate cost of compliance.

   Southern Mineral generates wastes that may be subject to the federal Resource Conservation and Recovery Act of 1976, as amended, or the RCRA, and comparable state statutes. The U.S. Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Moreover, legislation has been proposed in Congress from time to time that would amend the RCRA to reclassify oil and gas production wastes as "hazardous waste." If such legislation were enacted, it could have a significant impact on the Company's operating costs, as well as on the oil and gas industry in general.

   Southern Mineral currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although Southern Mineral believes that it has used good operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under Southern Mineral's properties or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under Southern Mineral's control. The properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, RCRA and analogous state laws as well as state laws governing the management of oil and gas wastes. Under such laws, Southern Mineral could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination), or to perform remedial plugging operations to prevent future contamination.

   The Oil Pollution Act, or OPA, contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects persons responsible for "offshore facilities" to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters to cover costs that could be incurred by governmental authorities in responding to an oil spill. Such financial assurances may be increased by as much as $150 million if a formal risk assessment indicates that the increase is warranted. Noncompliance with OPA would subject Southern Mineral to varying civil and criminal penalties and liabilities.

   OPA imposes a variety of additional requirements on "responsible parties" for vessels or oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The "responsible party" includes the owner or operator of an onshore facility, pipeline, or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If a party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA establishes a liability limit for offshore facilities (including pipelines) of all removal costs plus $75 million. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

   The Federal Water Pollution Control Act, as amended, commonly known as the Clean Water Act or CWA, and comparable state laws and regulations require certain owners or operators of facilities that store or otherwise handle oil, such as Southern Mineral, to prepare and implement spill prevention, control, countermeasure and response plans relating to the possible discharge of oil into surface waters. The CWA also imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Under the CWA, permits must be obtained to discharge pollutants into state and federal waters. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal permits prohibit, or severely restrict the discharge of, produced water and sand, and some other substances related to the oil and gas industry, to coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire oil and gas industry has experienced or is experiencing similar costs. Southern Mineral believes that these costs will not have a material adverse impact on its financial condition and results of operations. Some oil and gas exploration and production facilities are also required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

   Our operations may be subject to the Clean Air Act and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from Southern Mineral's operations. The EPA and various states have been developing regulations to implement these requirements. Southern Mineral may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, Southern Mineral does not believe its operations will be materially affected by any such requirements.

   International Environmental Regulation. Southern Mineral's operations in Canada and Ecuador are subject to numerous federal, provincial and local laws and regulations. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain oil and gas industry operations and can affect the location and operation of wells and other facilities and the extent to which exploration and development is permitted. In Canada, legislation also requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities and local landowners. A breach of such legislation may result in the suspension or revocation of licenses and authorizations, and the suspension of operations, as well as the imposition of clean-up orders, fines and penalties. In addition, certain types of operations may require environmental assessment and reviews to be completed before approvals are obtained and before exploration or development projects are begun. Southern Mineral does not anticipate that it will be required to make capital or other expenditures by reason of international environmental laws and regulations that are material in relation to its total capital expenditure program or that would have a material adverse effect on its earnings, but inasmuch as such laws and regulations, are frequently changed, Southern Mineral is unable to predict the ultimate cost of compliance.

   Domestic Oil and Gas Regulation. Complex regulations concerning all phases of energy development at the local, state and federal levels apply to Southern Mineral's operations and often require interpretation by Southern Mineral's professional staff or outside advisors. The federal government and various state governments have adopted numerous laws and regulations respecting the production, transportation, marketing and sale of oil and natural gas. Regulation by state and local governments usually covers matters such as the spacing of wells, allowable production rates, environmental protection, pollution control, taxation and other related matters. Moreover, future changes in local, state or federal laws and regulations could adversely affect Southern Mineral's operations.

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

   As a producer and seller of natural gas, Southern Mineral depends on transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of its gas supplies. Transportation and storage services rendered by interstate natural gas pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission, or the FERC, under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Competition across the natural gas industry has intensified in recent years as a result of certain major rulemakings promulgated by the FERC requiring interstate natural gas pipelines to unbundle transportation and sales services and to render open-access transportation service on a nondiscriminatory basis for third-party gas supplies. These FERC initiatives have resulted in interstate pipelines abandoning their traditional merchant function and offering various types and levels of services to their customers, which, in turn, has greatly enhanced the ability of producers and others to market natural gas supplies to local distribution companies and large commercial and industrial end users.

   The rates charged for interstate natural gas pipeline services are often subject to negotiation between customers and the pipeline within certain FERC-approved parameters. These rates are subject to change depending upon individual system usage and other variables. Additionally, the availability of interstate transportation and storage service necessary for Southern Mineral to make sales or deliveries of gas can at times be preempted by other users of a particular pipeline system in accordance with FERC-approved methods for allocating open-access pipeline capacity.

   The regulations affecting interstate pipeline services are subject to ongoing review and amendment. Within the past year, FERC has issued several notices of proposed rulemakings and inquiry through which it has indicated that it is considering modifying certain existing regulations and policies in an effort to

  . maximize competition in short-term transportation markets,

  . provide interstate pipelines with additional flexibility in order to better tailor rates and terms and conditions of service to individual customer needs, and

  . better fashion regulatory policies that provide the correct incentives and price signals for all segments of the industry while continuing to guard against the exercise of market power. While these and other potential FERC-initiatives may further facilitate market access for natural gas producers, they will also likely result in increased competition in markets in which the Company's natural gas is sold which could negatively affect revenues in the future.

   As a producer and seller of oil, Southern Mineral depends on services offered by various interstate and intrastate oil pipelines. Services provided by intrastate oil pipelines are subject to the jurisdiction of individual state regulatory commissions, and the rules and regulations of these individual commissions are subject to ongoing review and possible amendment. The rates, terms and conditions of service and certain other aspects of interstate oil pipeline service are subject to regulation under the Interstate Commerce Act, which is administered by the FERC.

   Canadian Oil and Gas Regulation. The oil and natural gas industry in Canada is subject to extensive legislation and regulation governing its operations including land tenure, exploration, development, production, refining, transportation, marketing, environmental protection, exports, taxes, labor standards and health and safety standards imposed by legislation enacted by various levels of government. In addition, extensive legislation and regulation exists with respect to pricing and taxation of oil and natural gas and related products.

Employees

     At March 7, 2001, Southern Mineral employed 16 full-time persons and 11 consultants. Southern Mineral is not subject to a collective bargaining agreement and believes that its relations with its employees and consultants are good.

Item 2.   Description of Properties

General

     At December 31, 2000, Southern Mineral held working interests in 480 gross wells in the continental United States, 855 in Ecuador and 1,330 in Canada. Approximately 38.7% of Southern Mineral's proved reserves are oil and liquids, and approximately 61.3% are gas, measured in energy equivalent barrels of oil (natural gas is converted at the rate of six thousand cubic feet of gas for each barrel of oil).


Oil and Gas Reserve Information

   The following table reflects Southern Mineral's estimated proved reserves at December 31, 2000. The oil and gas reserves are principally onshore in the continental United States, Canada and Ecuador. Southern Mineral's reserve information has been based on estimates prepared by or audited by independent petroleum engineers. Netherland, Sewell & Associates, Inc. prepared the domestic and Ecuador reserve estimates. Chapman Petroleum Engineering Ltd. prepared most of the Canadian reserve estimates, while Gilbert Laustsen Jung Associates Ltd. prepared the remaining Canadian reserves estimates as of such dates. Southern Mineral's U.S. oil reserves (including oil, condensate and natural gas liquids) have been prepared using year-end oil prices received by Southern Mineral of $25.52 per barrel and gas reserves were prepared using year-end prices received by Southern Mineral of $10.05 per thousand cubic feet
(Mcf). The Canadian reserves have been prepared using year-end oil prices received by Southern Mineral of $26.42 per barrel and year-end natural gas prices of $9.38 per Mcf. Ecuador reserves were prepared using a year-end oil price of $28.53. See "Risk Factors -- Reserve estimates depend on many assumptions that may turn out to be accurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and net present value of our reserves", "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements" elsewhere in this report.

                                 U.S.              Ecuador              Canada               Total
                         -------------------- ------------------ -------------------- --------------------
                                      Gas                 Gas                 Gas                  Gas
                                   (thousand           (thousand           (thousand            (thousand
                            Oil      cubic       Oil     cubic      Oil      cubic       Oil      cubic
                         (Barrels)   feet)    (Barrels)  feet)   (Barrels)   feet)    (Barrels)   feet)
                         --------- ---------- --------- -------- --------- ---------- --------- ----------
Proved Reserves......... 2,774,395 32,134,959  254,080     --    1,986,000 15,522,000 5,014,475 47,656,959
                         ========= ==========  =======    ===    ========= ========== ========= ==========
Proved Developed
 Reserves............... 2,518,217 22,816,013  254,080     --    1,882,000 14,922,000 4,654,297 37,738,013
                         ========= ==========  =======    ===    ========= ========== ========= ==========

     The following table sets forth the standardized measure of discounted future net cash flows from projected production of Southern Mineral's proved oil and gas reserves as of December 31, 2000 (in thousands):


                                                United
                                                States        Ecuador          Canada         Total
                                                ------        -------          ------         -----
Future cash inflows.......................    $  393,777     $    7,249      $  163,186      $ 564,212
Future production costs...................       (76,260)        (3,801)        (29,023)      (109,084)
Future development costs..................       (11,131)           (27)         (1,227)       (12,385)
Future income taxes.......................       (87,097)          (174)        (54,122)      (141,393)
                                              ----------     ----------      ----------      ---------
Future net cash flows.....................       219,289          3,247          78,814        301,350
10% Annual discount.......................       (93,695)          (804)        (34,482)      (128,981)
                                              ----------     ----------      ----------      ---------
Standardized measure of discounted
 future net cash flows....................    $  125,594     $    2,443      $   44,332      $ 172,369
                                              ==========     ==========      ==========      =========

Production and Price History

The following table sets forth certain information concerning Southern Mineral's annual net oil and gas production and average price information for the year ended December 31:


Production:                                                   2000            1999           1998
                                                             ------          ------         ------
  Oil and natural gas liquids (Barrels)
      U.S.............................................       351,839         326,584        406,920
      Ecuador.........................................        35,716          35,473         28,592
      Canada..........................................       307,753         494,350        321,040
                                                          ----------      ----------     ----------
            Total.....................................       695,308         856,407        756,552
                                                          ==========      ==========     ==========
Gas (thousand cubic feet)
      U.S.............................................     2,491,537       3,095,456      4,219,528
      Ecuador.........................................           ---             ---            ---
      Canada..........................................     1,554,655       2,299,527      2,212,983
                                                          ----------      ----------     ----------
            Total.....................................     4,046,192       5,394,983      6,432,511
                                                          ==========      ==========     ==========
Average sales prices:
   Oil and natural gas liquids ($ per Barrel)
      U.S.............................................     $   27.50      $    15.30     $    12.11
      Ecuador.........................................         32.27           17.60          10.15
      Canada..........................................         23.89           15.28          10.51
      Average.........................................     $   26.15      $    15.39     $    11.36

   Gas ($ per thousand cubic feet)
      U.S.............................................     $    3.83      $     2.21     $     2.13
      Canada..........................................          3.24            1.90           1.42
      Average.........................................     $    3.60      $     2.08     $     1.89

 Average costs ($ per thousand cubic feet equivalent)
   Operating expenses and production taxes............     $    1.06   $        0.84   $       0.78
   Depreciation, depletion and
    amortization......................................          0.99            1.15           0.96


Productive Wells Statistics

     The following table sets forth information concerning productive wells in which Southern Mineral has an interest as of December 31, 2000. In the following data "Gross" refers to the total wells in which Southern Mineral has a working interest and "Net" refers to gross wells multiplied by the percentage of the working interest owned by Southern Mineral.



                  Oil             Gas           Total
             -------------   ------------   ------------
             Gross    Net    Gross   Net    Gross    Net
             ------  -----   ------ -----   ------  -----
Canada       1,062    46.0     268   12.0   1,330    58.0
Ecuador        855    85.5      --     --     855    85.5
U. S.          204    41.9     276   27.1     480    69.0
             -----   -----     ---   ----   -----   -----
Total        2,121   173.4     544   39.1   2,665   212.5
             =====   =====     ===   ====   =====   =====

Development and Exploratory Wells Drilled

     The following table sets forth the drilling results of wells in which the Company has a working interest for the year ended December 31:


                      2000             1999          1998
                  -------------    ------------   ------------
Exploratory:      Gross     Net    Gross    Net   Gross    Net
                  ------   ----    ------  ----   ------  ----
 Oil                 --      --      --      --       2   1.002
 Gas                  1    .094       8   2.620       1    .250
 Dry                  1    .250       1    .500       6   2.586
Development:
 Oil                 53   5.412      11    .457      11    .970
 Gas                 15    .754      13    .426      26   2.588
 Dry                  4   1.091      --      --       5   2.135
Total:
 Productive          69   6.260      32   3.503      40   4.810
 Dry                  5   1.341       1    .500      11   4.721

Developed and Undeveloped Leasehold Acreage

     The following table shows Southern Mineral's leasehold interest in developed and undeveloped oil and gas acreage as of December 31, 2000. In the following data "Gross" refers to the total acres in which Southern Mineral has a working interest and "Net" refers to gross acres multiplied by the percentage of the working interest owned by Southern Mineral.


                                       Developed         Undeveloped
                                        Acreage            Acreage
                                    --------------      --------------
                                    Gross      Net      Gross      Net
                                    -----     ----      -----     ----
United States
-------------
Alabama                             11,539    2,346        --       --
Arkansas                                --       --     1,799      450
Colorado                             1,920       21        --       --
Kansas                               1,360       53        --       --
Louisiana                           34,728    2,780       392      131
Mississippi                          2,880       84        --       --
Montana                                160        2        --       --
New Mexico                          18,720      227        --       --
North Dakota                           800       48        --       --
Oklahoma                            13,380      578        --       --
Oregon                                  80       80        --       --
Texas                               80,125    9,072    18,300   14,153
Utah                                 5,120      228    20,880    4,391
Wyoming                             70,699      811        --       --
                                   -------   ------    ------   ------
      Total-United States          241,511   16,330    41,371   19,125
                                   -------   ------    ------   ------
 Canada
 ------
Alberta                            155,824   13,209   111,734   22,641
Saskatchewan                         2,815      252     5,347    5,188
British Columbia                     7,415      547    12,046      813
Manitoba                             2,180    2,020       120        0
                                   -------   ------   -------   ------
     Total-Canada                  168,234   16,028   129,247   28,642
                                   -------   ------   -------   ------
Ecuador                             15,400    1,540   279,819   27,982
                                   -------   ------   -------   ------
      Total Leasehold Acreage      425,145   33,898   450,437   75,749
                                   =======   ======   =======   ======

     Developed acreage consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil or gas.

Item 3.   Legal Proceedings

     Southern Mineral is involved in several lawsuits arising in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect in the aggregate on Southern Mineral's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     During the three months ended December 31, 2000, no matters were submitted to a vote of security holders.



                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market for Southern Mineral's Common Stock

     The common stock is currently quoted on the OTC Bulletin Board under the symbol "SMOP.OB"

     Effective with the close of business on August 4, 1999, Southern Mineral's securities, including convertible subordinated debentures, were delisted from the Nasdaq National Market and Nasdaq SmallCap Market. Southern Mineral's common stock is now traded on the OTC Bulletin Board. Southern Mineral believes a permanent delisting of its common stock would impair the liquidity of the common stock and capital raising flexibility of Southern Mineral. Due to the pending merger with PetroCorp, Southern Mineral has suspended its listing application with the American Stock Exchange. Upon emerging from bankruptcy, Southern Mineral's stock symbol on the OTC Bulletin Board was changed to "SMOP.OB." The symbol for the new warrants issued to old common shareholders, option holders and warrant holders is "SMOPW.OB".

     On August 1, 2000, pursuant to the plan of reorganization, holders of Southern Mineral's common stock received one share of Southern Mineral's new common stock for each five shares of Southern Mineral's old common stock. All share and per-share amounts have been restated to reflect this one-for-five reverse stock split. See Note 2, in "Notes to the Consolidated Financial Statements" Bankruptcy Filing.

     The following table sets forth the high and low sales prices on the market systems noted above for Southern Mineral's common stock for the periods indicated:

                                       2000            1999
                                    -----------    -------------
                                    High    Low     High    Low
First Quarter.................     $2.42   $0.78   $5.00   $1.25
Second Quarter................      3.13    0.78    2.95    1.55
Third Quarter.................      4.19    2.75    2.65    1.10
Fourth Quarter................      4.00    2.91    1.70    0.45
For the Year..................      4.19    0.78    5.00    0.45

On March 7, 2001, the closing sale price of Southern Mineral's common stock, as reported by the OTC Bulletin Board, was $4.09 per share.

     Southern Mineral did not declare any dividends in its 2000, 1999 or 1998 fiscal years. The payment of future dividends on the common stock, if any, will be reviewed periodically by Southern Mineral's Board of Directors, and will depend upon, among other things, Southern Mineral's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, and Southern Mineral's future business prospects. Southern Mineral does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of Southern Mineral's domestic and Canadian bank credit agreements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Southern Mineral had 310 stockholders of record as of March 7, 2001.

Recent Sales of Unregistered Securities

     Southern Mineral did not have any unregistered sales during the period covered by this report which were not previously reported.

Item 6.   Selected Financial Data

     The following table sets forth certain selected financial data of the Company for each of the last five years derived from the audited Consolidated Financial Statements of Southern Mineral and should be read in connection with the financial statements and the related notes included elsewhere herein.









                    COMPARATIVE CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        As of December 31,
                                                     -----------------------------------------------------
           ASSETS                                      2000        1999         1998      1997      1996
                                                     --------    --------     --------   ------    -------
Current assets....................................   $  7,757   $ 16,424     $  7,776    $13,455    $  2,918

Property and equipment-net........................     73,536     77,965      114,187     42,293      20,599
Oil and gas properties held for sale and other....        603        345        6,327      6,127         869
                                                     --------     -------    --------   --------    --------
                                                      $81,896    $94,734     $128,290   $ 61,875    $ 24,386
                                                      =======   ========     ========    ========   ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise.............     $   --    $18,201     $     --    $     --   $     --

Liabilities subject to compromise..................        --     61,269           --          --         --

Current liabilities................................     6,808         --       41,914       2,956        683

Deferred income taxes..............................     6,490      4,240        7,279       1,039      1,169

Long-term debt.....................................    16,814         --       64,370      41,400      3,900

Stockholders' equity...............................    51,784     11,024       14,727      16,480     18,634
                                                      -------    -------     --------    --------   --------
                                                      $81,896   $ 94,734     $128,290    $ 61,875   $ 24,386
                                                      =======   ========     ========    ========   ========
WORKING CAPITAL....................................   $   949   $(63,046)    $(34,138)   $ 10,499   $  2,235
                                                      =======   ========     ========    ========   ========

                    COMPARATIVE CONSOLIDATED OPERATING DATA
                   (in thousands, except per share amounts)

                                                            Year Ended December 31,
                                                --------------------------------------------------
                                                  2000      1999       1998       1997       1996
                                                ---------  -------    -------    ------     -------
Revenues
Oil and gas..................................   $33,581   $25,865     $21,722    $13,790    $11,780
Gains (losses) on sales of  properties.......        (1)   11,976        (250)       413        453
                                                -------   -------     -------    -------    -------
                                                 33,580    37,841      21,472     14,203     12,233
Expenses
  Production.................................     8,730     8,898       8,518      3,682      2,742
  Exploration................................       511     2,501       3,635      1,776        262
  Depreciation, depletion and amortization...     8,306    12,302      10,505      4,211      2,875
  General and administrative.................     3,248     3,926       3,622      2,308      1,682
  Impairment.................................        --     8,686       9,344      2,838        603
Restructuring and bankruptcy items
  Restructuring expenses.....................       754     1,372          --         --         --
  Bankruptcy expenses........................     4,790     3,016          --         --         --
                                                -------   -------      ------     ------     ------
                                                 26,339    40,701      35,624     14,815      8,164
                                                -------   -------     -------    -------    -------
Income (loss) from operations................     7,241    (2,860)    (14,152)      (612)     4,069
Other income, expenses and  deductions
 Interest and other income...................       239       456        330         328        286
 Interest and debt expense (contractual
  amounts of $4,069 and $6,727 for 2000 and
  1999, respectively)........................    (2,470)   (6,236)    (5,362)     (1,591)    (1,242)
                                                -------   -------    -------     -------    -------
Income (loss) before income taxes............     5,010    (8,640)   (19,184)     (1,875)     3,113
Provision (benefit) for income taxes.........     2,415    (2,882)    (2,775)        174        679
                                                -------   -------    -------     -------    -------
Income (loss) before extraordinary gain......     2,595    (5,758)   (16,409)     (2,049)     2,434
                                                -------   -------    -------     -------    -------
Extraordinary gain from  extinguishment of debt,
   net of tax................................     8,259         -          -           -          -
                                                -------   -------    -------     -------    -------
Net Income (Loss)............................   $10,854   $(5,758)  $(16,409)    $(2,049)    $2,434
                                                =======   =======   ========     =======    =======
Earnings (Loss)  per share  from continuing
    operations
  Basic......................................   $  0.39   $ (2.25)  $  (6.60)    $ (1.10)   $  1.85
                                                =======   =======   ========     =======    =======
  Diluted....................................   $  0.39   $ (2.25)  $  (6.60)    $ (1.10)   $  1.70
                                                =======   =======   ========     =======    =======
Earnings (Loss)  per share:
  Basic......................................   $  1.62   $ (2.25)  $  (6.60)     $ (1.10)  $  1.85
                                                =======   =======   ========     =======    =======
  Diluted....................................   $  1.61   $ (2.25)  $  (6.60)     $ (1.10)  $  1.70
                                                =======   =======   ========     =======    =======
Weighted average number of  shares-basic.....     6,708     2,568      2,484        1,822     1,324
                                                =======   =======   ========     =======    =======
Weighted average number of shares-diluted....     6,725     2,568      2,484        1,822     1,423
                                                =======   =======   ========     =======    =======

Note: Southern Mineral recognized a pre-tax non-cash expense of $8,686 in 1999 and $9,344 in 1998, in connection with the writedown of its investment in certain oil and gas producing properties. Southern Mineral did not recognize any writedowns of its oil and gas producing properties during 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   In addition to the above discussion, the following is intended to assist you in understanding our financial condition and results of operations for each of the years ended December 31, 2000, 1999 and 1998. This discussion should be read together with the selected consolidated financial data and the consolidated financial statements and related footnotes included in this document. The following information contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry which involve risks and uncertainties.

 Accounting Policies

   We use the successful efforts method of accounting for oil property acquisition, exploration, development, and production activities. Property acquisition, exploration well and development well costs are capitalized as incurred. Unsuccessful exploration well costs are subsequently charged to exploration expense. Other exploration costs, including geological and geophysical costs, the costs of retaining unproved property and costs to operate and maintain wells and equipment are expensed as incurred. Capitalized costs are amortized by field using the units-of-production method. Acquisition costs are amortized based on proved reserves. Development costs are amortized based on proved developed reserves. Capitalized costs of unproved properties are excluded from amortization until such time as proved reserves are established or impairment is determined.

 External Factors

   Our results of operations and the period to period comparability of our financial results are affected by external factors, including changes in the price of crude oil. Oil prices have historically been highly volatile. See "Risk Factors."

 Results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999

   Oil and gas revenues for the year ended December 31, 2000 were $33,581,000 compared to oil and gas revenues of $25,865,000 for the same period in 1999.
Oil and natural gas liquids, or NGL, production decreased 19% to 695,308 barrels and natural gas production decreased 25% to 4,046 million cubic feet, or mmcf, in the year ended December 31, 2000 compared to the year ended December 31, 1999. The lower production levels in the year ended December 31, 2000 are due primarily to the sale of properties in 1999 and the first quarter of 2000, and natural declines in producing properties. Increases in commodity prices more than offset the impact of the lower volumes.

   Southern Mineral's average realized oil and NGL price increased 70% from $15.39 per barrel in the year ended December 31, 1999 to $26.15 in the year ended December 31, 2000. Southern Mineral's average realized natural gas prices increased 73% to $3.60 per thousand cubic feet during the year ended December 31, 2000 compared to $2.08 per thousand cubic feet in the same period a year earlier.

   During the first quarter of 1999, Southern Mineral sold its mineral interests and substantially all of its royalty interests in Texas, New Mexico and Mississippi for approximately $6,000,000. The gain on the sale of these assets was $5,073,000. The proceeds from asset sales in the first quarter of 1999 were used to reduce bank indebtedness and for other corporate purposes. During the third quarter of 1999, Southern Mineral sold domestic properties resulting in a net gain of approximately $7.1 million with no significant sales in 2000.

   For the year ended December 31, 2000, production costs, including production and ad valorem taxes, decreased 2% to $8,730,000 compared to $8,898,000 in the year ended December 31, 1999. However, on an energy equivalent unit basis, production costs rose 26%, resulting primarily from non-recurring workovers and other operations

   Exploration, dry hole and lease impairment expenses incurred in the year ended December 31, 2000 were $511,000, compared to $2,501,000 in the same period in 1999. The 1999 expense is primarily from impairments of a portion of the property held for sale and non-producing properties. Since Southern Mineral uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

   General and administrative expenses were $3,248,000 in the year ended December 31, 2000, a 17% decrease from $3,926,000 in the prior year's period primarily related to reductions in force through attrition and layoffs in 1999 offset by charges related to issuance of common shares to Southern Mineral's new directors in lieu of cash compensation and application of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. On an energy equivalent unit basis, costs increased 6% from the year ended December 31, 1999 to the same period in 2000.

  Depreciation, depletion and amortization, or DD&A, decreased 32% to $8,306,000 in the year ended December 31, 2000 compared to $12,302,000 in 1999 primarily related to decrease in production due to property sales. On a unit of equivalent production basis, DD&A decreased 14% from $1.15 per thousand cubic feet equivalent to $0.99 per thousand cubic feet equivalent.

   Restructuring and bankruptcy costs were $5,544,000 in the year ended December 31, 2000 compared to $4,388,000 in 1999. The costs for 2000 relate primarily to charges associated with Southern Mineral's plan of reorganization, which became effective August 1, 2000 and application of FIN 44. The 1999 costs relate to charges associated with the proposed restructuring as filed with the Securities and Exchange Commission on July 21, 1999, which was not consummated.

   Interest and debt expense in the year ended December 31, 2000 was $2,470,000 compared to $6,236,000 in the same period in 1999. The decrease primarily reflects the reduced indebtedness outstanding due to the application of proceeds from property sales to debt reduction and no accrual of interest related to subordinated debt in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankrupcty Code, or SOP 90-7, through the effective date of the plan of reorganization.

   Tax provision in the year ended December 31, 2000 was $2,415,000 compared to tax benefit of $2,882,000 in the same period in 1999. The increase in tax provision primarily reflects increased pre-tax income from Company's Canadian operations in the year ended December 31, 2000 compared to a loss in the same period in 1999, state income tax liability associated with Southern Mineral's U.S. operations in 2000 and change in Southern Mineral's tax strategy for its Canadian operations subsequent to December 31, 1999.

   The extraordinary gain occurred in the third quarter of 2000 resulting from the exchange of Southern Mineral's debentures for shares of common stock based on the closing price of Southern Mineral's common stock on the plan of reorganization confirmation date.

   Southern Mineral recorded net income of $10,854,000, or $1.62 per basic share for the year ended December 31, 2000 compared to a net loss of $5,758,000 or $2.25 per basic share for the year ended December 31, 1999.

 Results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998

   Oil and gas revenues for 1999, were $25,865,000, up 19% compared to oil and gas revenues for the same period in 1998 of $21,722,000. The increase in revenues reflects higher production volumes of crude oil and natural gas liquids and increased natural gas and crude oil prices. The higher production volumes are primarily the result of the inclusion of Neutrino for an entire year in 1999 compared to six months of 1998 offset by decreased production related to properties sold during 1999.

   Natural gas production for 1999 was 5,395 million cubic feet, a 16% decrease as compared to production for the same period in 1998 of 6,433 million cubic feet. Southern Mineral's crude oil and natural gas liquids production for 1999 increased 13% to 856,407 barrels as compared to 756,552 barrels for the same period in 1998. Production levels for 1999, when compared to 1998, reflect increased production from Neutrino beginning in July 1998, offset by decreased production related to property sales from Neutrino in the fourth quarter of 1998, the domestic mineral and royalty interests in the first quarter of 1999 and the Brushy Creek and Texan Gardens Field in the third quarter of 1999.

   Average realized natural gas prices for 1999 increased 10% to $2.08 per thousand cubic feet compared to $1.89 per thousand cubic feet in the same period of 1998. During 1999, crude oil prices increased 35% to $15.39 per barrel, compared to $11.36 per barrel in the same period in 1998.

   Gain on sale of properties in 1999 was $11,976,000 compared to a loss of $250,000 in 1998. The 1999 gain is primarily the result of sales of mineral interests in the first quarter and Brushy Creek and Texan Garden Fields in the third quarter of 1999.

   Production costs, including production and ad valorem taxes, increased in 1999 to $8,898,000, up 4% from $8,518,000 in the same period in 1998, due in part to the acquisition of Neutrino, which occurred in July 1998. On a cost per thousand cubic feet equivalent basis, production costs in 1999 increased to $0.84 per thousand cubic feet equivalent, or up 8% from $0.78 per thousand cubic feet equivalent in 1998.

   Exploration, dry hole and lease impairment expenses decreased for 1999 to $2,501,000, compared to $3,635,000 in the same period of 1998. The 1999 expense is primarily from impairments of properties held for sale and non-producing properties. The amount recorded for 1998 was due primarily to a dry hole drilled in Lafourche Parish, Louisiana in which Southern Mineral had a 93% working interest. Since Southern Mineral uses the successful efforts method of accounting, exploration expenses may vary greatly from period to period based upon the level of exploration activity.

   Depreciation, depletion and amortization expense for 1999 increased to $12,302,000, up 17% from $10,505,000 in 1998. Southern Mineral computes depreciation and depletion on each producing property using the unit-of-production method. Since this method employs estimates of remaining reserves, depreciation and depletion expenses may vary from period to period because of revisions to reserve estimates, production rates and other factors. Depreciation, depletion and amortization expense increased in 1999 to $1.15 per thousand cubic feet equivalent, up 20% from $0.96 per thousand cubic feet equivalent in 1998. The increase reflects inclusion of Neutrino beginning in July 1998 at a higher per unit average depletion cost and the sales of primarily natural gas properties of Neutrino in the fourth quarter of 1998, the domestic mineral and royalty interests in the first quarter of 1999 and the Brushy Creek Field in the third quarter of 1999, all with lower per unit average depletion costs.

   General and administrative expenses increased to $3,926,000 in 1999, up 8% from $3,622,000 in 1998. However, on a cost per thousand cubic feet equivalent basis, general and administrative expenses increased 12% for 1999 to $0.37 per thousand cubic feet equivalent from $0.33 per thousand cubic feet equivalent in the same period of 1998. The increase in general and administrative expenses for 1999, when compared to 1998, is not as great as would have been expected due to the full year effect of Neutrino. Significant reductions in work force through attrition and layoffs have occurred in 1999. In 1998 Southern Mineral accrued and paid bonuses of $360,000 with no corresponding amounts in 1999.

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

   Restructuring and bankruptcy costs were $4,388,000 in 1999 compared to no such costs in 1998. The Southern Mineral board concluded that the proposed restructuring plan as filed with the SEC on July 21, 1999 could not be consummated on the terms contemplated. Therefore, the estimated costs associated with the restructuring of approximately $1,372,000 were expensed during the third and fourth quarters of 1999. Since Southern Mineral's filing for bankruptcy on October 29, 1999, it has incurred approximately $553,000 related to the bankruptcy. In addition $2,463,000 capitalized as other assets for fees and expenses related to securing the domestic bank debt and convertible subordinated debentures were expensed during the fourth quarter of 1999 pursuant to Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

   Interest and debt expense in 1999 was $6,236,000, compared to $5,362,000 in the same period in 1998. Interest expense increased as a result of an increase in the outstanding bank debt incurred and assumed with Neutrino in July 1998 and because of increased rates of interest charged by Southern Mineral's domestic and Canadian banks. Subsequent to the filing of bankruptcy, no additional interest was accrued in accordance with Statement of Position 90-7. The additional interest from October 29, 1999 to December 31, 1999 would have been $474,375.

   Tax benefits in 1999 and 1998 were $2,882,000 and $2,775,000, respectively, resulting from pre-tax loss from Southern Mineral's Canadian operations.

   As a result of the above items, Southern Mineral reported a net loss in 1999 of $5,758,000 or $2.25 per basic share, compared to a loss of $16,409,000, or $6.60 per basic share in 1998.

 Liquidity and Capital Resources

   Southern Mineral has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities, and the sale of assets.

   Southern Minerals's cash flow provided by operating activities for the year ended December 31, 2000 was $14,144,000, for the year ended December 31, 1999 was $3,396,000, and for the year ended December 31, 1998 was $6,670,000. Additional cash from the sale of assets was received in the amount of $9,142,000 in 2000, $26,119,000 in 1999 and $11,508,000 in 1998.

   On October 29, 1999, Southern Mineral and its wholly-owned subsidiaries (other than Neutrino) filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code, in order to facilitate the restructuring of Southern Mineral's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. Southern Mineral emerged from bankruptcy on August 1, 2000. All debts of Southern Mineral, except those of Neutrino, as of October 29, 1999 were stayed by the bankruptcy petitions, and were subject to compromise pursuant to such proceedings until August 1, 2000. Southern Mineral operated as a debtor-in-possession subject to the bankruptcy court's supervision and orders.

   Southern Mineral decided to seek protection because it concluded that a restructuring of its indebtedness could not be completed without the protection and assistance of the bankruptcy court. The timing of the bankruptcy filing was imposed by several factors, including the possible acceleration of Southern Mineral's $16.1 million of indebtedness by its domestic bank creditors and the inability of Southern Mineral to reach a satisfactory compromise with its debenture holders regarding the consideration to be received in a previously proposed restructuring. The bankruptcy petitions were filed in order to preserve cash and to give Southern Mineral the opportunity to restructure its debt.

   In the ordinary course of business, Southern Mineral makes substantial capital expenditures for the acquisitions, exploration and development of oil and natural gas reserves. Historically, Southern Mineral has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices Southern Mineral receives for its oil and natural gas production. Lower hydrocarbon production associated with a reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in later years, which could have a material adverse effect on Southern Mineral.

   On August 23, 2000, Southern Mineral entered into a new credit facility with BankOne Texas in the principal amount of up to $30,000,000. The domestic credit facility provides for a borrowing base of $17,625,000 and matures on August 23, 2003. The borrowing base reduces $275,000 per month. We used proceeds from the domestic credit facility to repay the preexisting domestic facility as provided in the modified bankruptcy plan. The obligations under the domestic credit facility are secured by substantially all of the assets of Southern Mineral and its subsidiaries, other than Neutrino. The domestic credit facility prohibits the payment of dividends and contains covenants relating to the financial condition of Southern Mineral, including working capital, tangible net worth and cash flow coverage covenants. At December 31, 2000 the outstanding borrowing was $14,282,512. On March 7, 2001, outstanding borrowings under the domestic credit facility were $13,582,512 with borrowing availability of $3,767,488. Outstanding principal under the domestic credit facility bears interest at the index rate published by BankOne plus 0.5% (10.0% at December 31, 2000) to the extent of the borrowing base utilized. The borrowing base is redetermined semi-annually and will be made at the sole discretion of the domestic lender. Southern Mineral may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

   On August 29, 2000, Neutrino repaid its old Canadian credit facility and entered into a new principal amount of up to US $30,000,000 loan facility with BankOne Canada. At December 31, 2000, the borrowing base under the Canadian credit facility was US $10,075,000 and reduces US $185,000 per month since September 2000. The facility is due August 29, 2002. At December 31, 2000, outstanding borrowings under the Canadian credit facility were US $2,531,814. The Canadian credit facility is secured by substantially all of Neutrino's assets and guaranteed by Southern Mineral. On March 7, 2000, outstanding borrowings under the Canadian credit facility were US $1,950,000 ($3,000,000 Canadian) with a borrowing availability of US $7,940,000 ($12,215,384 Canadian). Outstanding principal under the Canadian credit facility bears interest at the bank's prime rate plus 0.5% (8.0% at December 31, 2000) to the extent of the borrowing base utilized. The Canadian credit facility contains certain covenants relating to the financial condition of Neutrino, including working capital, tangible net worth and cash flow coverage covenants. The borrowing base under the Canadian credit facility is subject to semi-annual redeterminations. Neutrino may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

   The outstanding balance under the old Canadian credit facility was classified as a current liability because of the demand feature of the loan. However, it was management's intention that the facility be utilized to provide long-term financing for Southern Mineral.

   Southern Mineral did not declare dividends in the years ended December 31, 2000 and 1999. Southern Mineral does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of Southern Mineral's domestic credit facility.

Recent Accounting Pronouncements

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Company has designated all of its commodity hedges as cash flow hedges.

   Adoption of SFAS 133, at January 1, 2001, resulted in the recognition of $197,000 of derivative assets and $3.3 million of derivative liabilities on the Company's balance sheet and $1.9 million, net of taxes, of hedging losses included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle and $796,000, net of taxes, recorded as a cumulative effect of change in accounting principle to net income. Amounts are determined as of January 1, 2001 based on market quotes and the Company's portfolio of derivative instruments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Southern Mineral is exposed to a variety of market risks including the potential for adverse changes in oil and gas natural gas prices, foreign currency exchange rates and interest rates.

   Southern Mineral's revenue stream is significantly affected by the level of oil and natural gas prices, which can be volatile and over which Southern Mineral has no control or influence. Southern Mineral has utilized natural gas and oil price swaps and collars on a limited basis to hedge a portion of its exposure to commodity price fluctuations. The effect of price swaps is to fix the price for a specific quantity of gas or oil for a specific time and collars are to secure a maximum and minimum price for a specific time. Southern Mineral uses the deferral method of accounting for its natural gas and oil price swaps and collars and therefore offsets any gain or loss on the swap or collar contracts with the realized prices for its production.

   As required by Southern Mineral's domestic and Canadian credit facilities, Southern Mineral has entered into the following crude oil and natural gas costless collars as of December 31, 2000:


Oil Hedges

                                                               US$ NYMEX WTI
                                                 Monthly   ---------------------
    Period                           Total Bbl     Bbl       Floor       Cap
    ------                           ---------- ---------- ---------------------
United States
  Jan-01 - Dec-01...................   132,400    11,033   $    22.00 $    32.20
  Jan-02 - Sep-02...................    88,200     9,800   $    22.00 $    25.60
Canada
  Jan-01 - Dec-01...................   111,100     9,258   $    22.00 $    33.30
  Jan-02 - Sep-02...................    70,300     7,811   $    22.00 $    27.00

Gas Hedges
                                                                    US$
                                                           Houston Ship Channel
                                       Total     Monthly   --------------------
                                       Mmbtu      Mmbtu      Floor       Cap
                                     ---------- ---------- ---------------------
United States
  Jan-01 - Mar-01...................   285,000    95,000   $     2.75 $     6.85
  Apr-01 - Oct-01...................   600,000    85,714   $     2.75 $     4.98
  Nov-01 - Mar-02...................   378,000    75,600   $     2.75 $     4.85
  Apr-02 - Oct-02...................   466,000    66,571   $     2.75 $     3.80
                                                            CDN $ Alberta Spot-
                                                                   AECO
                                       Total     Monthly   ---------------------
                                     gigajoules gigajoules   Floor       Cap
                                     ---------- ---------- ---------------------
Canada
  Jan-01 - Sep-02................... 1,050,000    50,000   $     4.05 $     6.15

   Based on analysis utilizing actual derivative contractual terms in Southern Mineral's contracts, which are standard form contracts in the industry, at December 31, 2000, a 10% change in oil and gas prices would not have a material adverse effect on the financial position or results of operations of the Company, related to the collars.

   The fair value at December 31, 2000 of collars was a net unrealized loss of $3.1 million.

   Southern Mineral operates in Canada and Ecuador, as well as the United States and, as a result, is exposed to some foreign exchange rate risk. Natural gas prices in Canada and oil prices in Canada and Ecuador tend to respond to changes in the value of the local currencies versus the U.S. dollar. The Company believes the economic exposure to it from fluctuations in currency exchange rates is not material to its financial condition, results from operations or cash flows.

   Southern Mineral has two primary sources of debt financing: its domestic bank credit facility and its Canadian bank credit facility. In Canada, Southern Mineral has utilized interest rate swaps as a means of fixing the interest rate on its indebtedness. The following table presents Southern Mineral's indebtedness at December 31, 2000 as it relates to interest rate type and maturity. Given the amount of Southern Mineral's variable rate indebtedness at December 31, 2000, and taking in to account the interest rate swap currently in place, a 10% change in interest rates would imply an annualized change in pre-tax interest expense of approximately $32,000.

                            2001         2002        2003      Thereafter      Total     Fair Value
                         -----------  ----------  -----------  -----------  -----------  -----------
Variable Rate
  Domestic Bank Debt....          --              $14,282,512           --  $14,282,512  $14,282,512
  Canadian Bank Debt....          --          --    2,531,814           --    2,531,814    2,531,814
                         -----------  ----------  -----------  -----------  -----------  -----------
                                  --          --  $16,814,326               $16,814,326  $16,814,326
    Average Rate........                                 9.70%                     9.70%

   In August 2000, Southern Mineral fixed the rate of interest on its outstanding bank borrowings under its Canadian credit facility through interest rate swaps. At December 31, 2000, the fair value of Southern Mineral's interest rate swap was a loss of approximately $94,000.

Item 8.   Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Southern Mineral Corporation:

   We have audited the accompanying consolidated balance sheets of Southern Mineral Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Mineral Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Houston, Texas
March 1, 2001

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                          ASSETS                              2000      1999
                          ------                            --------  --------
Current Assets
  Cash and cash equivalents................................ $  1,207  $  1,981
  Receivables, net.........................................    6,050     4,923
  Property held for sale...................................       --     8,914
  Other....................................................      500       606
                                                            --------  --------
    Total current assets...................................    7,757    16,424
Property and equipment, at cost using successful efforts
 method for oil and gas activities
  Oil and gas producing properties.........................  115,705   120,932
  Unproven properties......................................    4,541     4,443
  Office equipment.........................................      567       561
  Accumulated depreciation, depletion and amortization.....  (47,277)  (47,971)
                                                            --------  --------
                                                              73,536    77,965
Other Assets...............................................      603       345
                                                            --------  --------
    Total assets........................................... $ 81,896  $ 94,734
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Liabilities not subject to compromise:
Current liabilities
  Accounts payable......................................... $  3,362  $  1,375
  Accrued liabilities......................................    3,446     2,950
  Canadian bank loan.......................................       --    13,876
                                                            --------  --------
    Total current liabilities..............................    6,808    18,201
                                                            --------  --------
Long-term liabilities
  Bank Debt................................................   16,814        --
  Deferred income taxes....................................    6,490     4,240
                                                            --------  --------
    Total liabilities not subject to compromise............   30,112    22,441
                                                            --------  --------
Liabilities subject to compromise:
  Accounts payable.........................................       --     1,981
  Accrued liabilities......................................       --     1,779
  Notes payable banks......................................       --    16,109
  Subordinated debentures..................................       --    41,400
                                                            --------  --------
    Total liabilities subject to compromise................       --    61,269
                                                            --------  --------
Stockholders' Equity
  Preferred stock, par value $.01 per share; authorized
   5,000,000 shares at December 31, 2000; none issued......
  Common stock, par value $.01 per share; authorized
   50,000,000 shares at December 31, 2000; issued
   12,231,960 and 2,600,072 at December 31, 2000
   and 1999, respectively; outstanding 12,213,715 and
   2,581,827 shares at December 31, 2000 and 1999,
   respectively............................................      122        26
  Additional paid-in capital...............................   61,794    30,989
  Accumulated other comprehensive loss-foreign currency
   translation adjustment..................................   (1,283)     (288)
  Retained deficit.........................................   (8,797)  (19,651)
  Less: Treasury stock.....................................      (52)      (52)
                                                            --------  --------
    Total stockholders' equity.............................   51,784    11,024
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 81,896  $ 94,734
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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                    (in thousands, except per share amounts)

                                                      For the Year's Ended
                                                          December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
Revenue
Oil and gas.......................................  $33,581  $25,865  $ 21,722
Gain (loss) on sales of properties and other
 assets...........................................       (1)  11,976      (250)
                                                    -------  -------  --------
                                                     33,580   37,841    21,472
Expenses
Production........................................    8,730    8,898     8,518
Exploration.......................................      511    2,501     3,635
Depreciation, depletion and amortization..........    8,306   12,302    10,505
General and administrative........................    3,248    3,926     3,622
Impairment on oil and gas properties..............       --    8,686     9,344
Restructuring and Bankruptcy items
  Restructuring expenses..........................      754    1,372        --
  Bankruptcy expenses.............................    4,790    3,016        --
                                                    -------  -------  --------
                                                     26,339   40,701    35,624
                                                    -------  -------  --------
Income (loss) from operations.....................    7,241   (2,860)  (14,152)
Other income, expenses and deductions
  Interest and other income.......................      239      456       330
  Interest and debt expense (contractual amounts
    of $4,069 and $6,727 for 2000 and 1999,
    respectively).................................   (2,470)  (6,236)   (5,362)
                                                    -------  -------  --------
Income (loss) before income taxes.................    5,010   (8,640)  (19,184)
Provision (benefit) for foreign, federal and state
 income taxes
  Current provision (benefit).....................      (24)     575         6
  Deferred provision (benefit)....................    2,439   (3,457)   (2,781)
                                                    -------  -------  --------
                                                      2,415   (2,882)   (2,775)
                                                    -------  -------  --------
Income (loss) before extraordinary gain...........    2,595   (5,758)  (16,409)
                                                    -------  -------  --------
Extraordinary gain from extinguishment of debt,
 net of tax.......................................    8,259       --        --
                                                    -------  -------  --------
Net income (loss).................................  $10,854  $(5,758) $(16,409)
                                                    =======  =======  ========
Income (loss) per share from continuing
 operations--basic................................  $  0.39  $ (2.25) $  (6.60)
                                                    =======  =======  ========
Income (loss) per share from continuing
 operations--diluted..............................  $  0.39  $ (2.25) $  (6.60)
                                                    =======  =======  ========
Income per share from extraordinary item--basic...  $  1.23  $    --  $     --
                                                    =======  =======  ========
Income per share from extraordinary item--
 diluted..........................................  $  1.23  $    --  $     --
                                                    =======  =======  ========
Net income (loss) per share--basic................  $  1.62  $ (2.25) $  (6.60)
                                                    =======  =======  ========
Net income (loss) per share--diluted..............  $  1.61  $ (2.25) $  (6.60)
                                                    =======  =======  ========
Weighted average number of shares outstanding--
 basic............................................    6,708    2,568     2,484
                                                    =======  =======  ========
Weighted average number of shares outstanding--
 diluted..........................................    6,725    2,568     2,484
                                                    =======  =======  ========

The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                    STATEMENTS OF CONSOLIDATED STOCKHOLDERS'
                     EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                 (in thousands)

                                                    Accumulated
                          Common Shares Additional     Other     Retained                        Total
                          -------------  Paid-In   Comprehensive  Earning   Treasury Stock   Stockholders'
                          Shares Amount  Capital       Loss      (Deficit)   Shares  Amount     Equity
                          ------ ------ ---------- ------------- ---------  -------- ------  -------------
Balance at December
 1997...................   1,826  $ 18   $14,225      $  (227)   $  2,516     (18)   $  (52)   $ 16,480
Stock issued for
 directors' fees........       9    --       139           --          --      --        --         139
Stock issued for
 directors' fees........       2    --        22           --          --      --        --          22
Issuance of common stock
 for property
 acquisition............       2    --        50           --          --      --        --          50
Issuance of common stock
 for property in
 corporate
 acquisitions...........     738     8    16,514           --          --      --        --      16,522
Comprehensive loss:
 Net loss...............      --    --        --           --     (16,409)     --        --     (16,409)
  Foreign currency
  translation
  adjustment............      --    --        --       (2,077)         --      --        --      (2,077)
                                                                                               --------
Total comprehensive
 loss, net of tax.......                                                                        (18,486)
                          ------  ----   -------      -------    --------     ---    ------    --------
Balance at December
 1998...................   2,577  $ 26   $30,950      $(2,304)   $(13,893)    (18)   $  (52)   $ 14,727
Stock issued for
 directors' fees........      22    --        36           --          --      --        --          36
Stock issued for stock
 purchase plan..........       1    --         3           --          --      --        --           3
Comprehensive loss:
 Net loss...............      --    --        --           --      (5,758)     --        --      (5,758)
  Foreign currency
  translation
  adjustment............      --    --        --        2,016          --      --        --       2,016
                                                                                               --------
Total comprehensive
 loss, net of tax.......                                                                         (3,742)
                          ------  ----   -------      -------    --------     ---    ------    --------
Balance at December
 1999...................   2,600  $ 26   $30,989      $  (288)   $(19,651)    (18)   $  (52)   $ 11,024
Stock issued for
 directors' fees........      96     1       308                                                    309
Stock issued in exchange
 for debt...............   9,536    95    29,706                                                 29,801
Warrants issued.........                     791                                                    791
Comprehensive income:
 Net Income.............                                           10,854                        10,854
  Foreign currency
  translation
  adjustment............                                 (995)                                     (995)
                                                                                               --------
Total comprehensive
 income, net of tax.....                                                                          9,859
                          ------  ----   -------      -------    --------     ---    ------    --------
Balance at December
 2000...................  12,232  $122   $61,794      $(1,283)   $ (8,797)    (18)   $  (52)   $ 51,784
                          ======  ====   =======      =======    ========     ===    ======    ========

The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                 (in thousands)

                                                     For the Year's Ended
                                                         December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash Flows from Operating Activities
Net (loss) income...............................  $ 10,854  $ (5,758) $(16,409)
Adjustments to reconcile net income (loss) to
 cash provided by operating activities:
 Depreciation, depletion and other assets.......     8,306    12,302    10,505
 Loss (gains) on sales of properties and other
  assets........................................         1   (11,976)      250
 Impairment of proved oil and gas properties....        --     8,686     9,344
 Dry hole costs and impairment of exploration
  properties....................................       360     2,415     2,470
 Deferred taxes.................................     2,439    (3,457)   (2,781)
 Non-cash portion of Bankruptcy costs...........        --     2,463        --
 Warrant Fair Value Expense.....................       791        --        --
 Extraordinary item.............................    (8,259)       --        --
Other...........................................       290       353       418
Change in assets and liabilities, net of effects
 of acquisitions and dispositions
 Decrease (Increase) in receivables.............    (1,231)      869     2,205
 (Increase) decrease in other current assets....        92        55      (136)
 Increase (Decrease) in payables................       501    (2,556)      804
                                                  --------  --------  --------
  Net cash provided by operating activities.....    14,144     3,396     6,670
Cash Flows from Investing Activities
Proceeds from sales of:
 Proved properties..............................     9,142    26,111    11,425
 Properties held for sale and unproved
  properties....................................        --         8        83
Capital Expenditures:
 Acquisition, exploration and development.......    (6,046)   (2,954)  (17,103)
 Properties held for sale.......................        --        --    (1,083)
 Acquisition of Amerac, net of cash.............        --        --    (9,387)
 Acquisition of Neutrino, net of cash...........        --        --   (35,926)
                                                  --------  --------  --------
  Net cash received (used) in investing
   activities...................................     3,096    23,165   (51,991)
Cash Flows from Financing Activities
Proceeds from debentures offering, net..........                  --        (7)
Debenture offering costs........................                  --       (12)
Proceeds from revolving loan....................    18,213        --    50,813
Payments on revolving loan......................                  --   (10,280)
Payments on note payable........................   (35,989)  (25,763)     (208)
Loan acquisition costs..........................      (263)     (388)     (259)
Proceeds from equity offering, net..............        --        --        --
Proceeds on Canadian subordinated debentures....        --        --    (3,270)
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................   (18,039)  (26,151)   36,777
Effect of Exchange Valuation on Cash............        25        30        74
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents....................................      (774)      440    (8,470)
Cash and cash equivalents at beginning of year..     1,981     1,541    10,011
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $  1,207  $  1,981  $  1,541
                                                  ========  ========  ========


The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)

                                                         For the Year's Ended
                                                             December 31,
                                                        ----------------------
                                                         2000    1999   1998
                                                        ------- ------ -------
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes.................................... $   449 $  693 $   159
Cash paid for interest.................................   3,894  5,295   3,753

Non-cash Transactions
Issuance of common stock for Amerac common stock.......      --     -- $15,433
Issuance of common stock to key Neutrino employees.....      --     --   1,095
Issuance of common stock for property acquisition
 services..............................................      --     --      50
Issuance of common stock to debenture holders.......... $29,801     --      --
Change in deferred tax liability on property
 acquisitions..........................................      --     --   9,562
Directors' fees paid in stock..........................     309 $   36     139



The accompanying notes to consolidated financial statements of Southern Mineral
    Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   General Business--Southern Mineral Corporation, a Nevada corporation, with its subsidiaries ("Southern Mineral" or the "Company"), is an independent oil and gas company headquartered in Houston, Texas. The Company is engaged in the acquisition, exploitation, exploration and operation of oil and gas properties, primarily along the Gulf Coast of the United States, in Canada and in Ecuador. The Company conducts its operations in Canada exclusively through its subsidiary, Neutrino Resources Inc. ("Neutrino"). The Company's business strategy is to increase reserves and shareholder value through a balanced program of acquisitions, exploitation and exploration.

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

Note 1. Summary of Significant Accounting Policies

   Basis of Presentation--Beginning in the fourth quarter of 1999, and for the year ended December 31, 1999, the consolidated financial statements of the Company and its subsidiaries are presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). SOP 90-7 provides guidance on financial reporting by entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns under Chapter 11 of title 11 of the United States Code. SOP 90-7 generally requires the reclassification of the consolidated balance sheet, statement of operations and cash flows to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. As discussed above, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Subsequent to emergence from Chapter 11 in 2000, the Company has presented its financial statements in accordance with generally accepted accounting principles in a manner consistent with prior periods.

   Principles of Consolidation--The consolidated financial statements include the accounts of Southern Mineral Corporation and its wholly owned subsidiaries. In consolidation, all significant intercompany transactions have been eliminated. The Company accounts for its investment in oil and gas partnerships and joint ventures using the proportional consolidation method.

   Revenues--Natural gas revenues generally are recorded using the sales method, whereby the Company recognizes natural gas revenue based on the amount of gas sold to purchasers on its behalf. All other revenue is also recorded using the sales method. The Company believes that imbalances related to the sales of natural gas are insignificant.

   Foreign Currency Translation--Translation adjustments result from the process of translating foreign subsidiaries' financial statements into U.S. dollars in circumstances where the subsidiaries functional currency is not the U.S. dollar. The Canadian dollar is the functional currency for the Company's Canadian subsidiaries as substantially all transactions are conducted in the local currency. The U. S. dollar is considered the functional currency for the Company's Ecuadorian operations, as predominately all transactions in these operations are denominated in U. S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

Resulting translation adjustments are reported as a component of other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses resulting from the effect of exchange rate fluctuations on transactions in currencies other than the functional currency are included in the determination of net earnings. The Company has no material foreign currency transaction gains or losses for any of the periods presented in these financial statements.

   Property and Equipment--The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, the tangible and intangible development costs of productive wells and development dry holes are capitalized, and dry hole costs on exploratory wells are charged against income when the well is determined to be non-productive. Other exploratory expenditures, including geological and geophysical costs and delay rentals, are expensed as incurred. The cost of unevaluated leasehold acquisitions and wells in progress are included in unproven properties pending evaluation.

   Depreciation and depletion of producing oil and gas properties are computed separately on each individual property on the unit-of-production method based on estimated proved reserves. Depreciation of other property and equipment is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years.

   For U. S. onshore properties, the Company estimates that residual salvage values of equipment approximate any future dismantlement, restoration and abandonment costs. For Canadian onshore properties, the Company provides for estimated dismantlement, restoration and abandonment on a unit of production basis. For offshore properties, the Company has fully provided for estimated dismantlement, restoration and abandonment costs of approximately $578,000 as a component of accumulated depreciation, depletion and amortization.

   Maintenance and repairs are charged to expense as incurred.

   Long-Lived Assets--Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset based on Company's engineering estimates of proved reserves and the Company's estimates of future oil and natural gas prices. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which carrying amount of the assets exceed the fair value of the assets.

   Fair value is estimated to be the net present value of the future cash flows based on year-end proved reserves and management's estimate of future prices. There were no impairment charges in the year ended December 31, 2000. During 1999 the Company recorded pre-tax impairment charges of $8,686,000 related to its oil and gas properties in the U.S. and Canada. Approximately $3,386,000 of the impairment charge resulted from downward revisions of the Company's proved undeveloped reserves. The year-end estimates as of December 31, 1999 were negatively affected relative to amounts previously reported due to downward revisions, totaling 492,816 BOE, related to the Company's properties in the U.S. totaling 368,500 BOE and in Canada totaling 124,316 BOE. The U.S. revisions resulted from differences in the interpretation between the current and predecessor independent engineering firms. The Canadian revisions resulted primarily from decreased production performance in 1999. These differences, many of which relate to classification of reserves within the different oil and gas reserve categories (i.e. proved, probable and possible) are due to the numerous engineering, geological and operational assumptions that generally are derived from limited data. In addition, approximately $5,300,000 of the 1999 impairment resulted from the pre-tax adjustments of Neutrino's cost basis to the net realized value of the sale of Inverness and Swan Hills in March 2000. During 1998, the Company recorded pre-tax impairment charges of $9,344,000 as a result of its determination of future cash flows based on lower oil price assumptions than previously applied.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

   Environmental Liabilities--Environmental related costs, if any, are capitalized or expensed as appropriate. Environmental costs, if any, that relate to past events and are not associated with future production are expensed when incurred.

   Income Taxes--The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date.

   Cash Equivalents--Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted counting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Stock-Based Compensation--The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretation, and has provided pro forma disclosures of net earnings and earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the option.

   Use of Commodity Derivatives--The Company may use derivative instruments, such as futures, swaps and options, to manage its exposure to commodity price risk and interest rate risk. Derivatives that qualify a hedges and held for non-trading purposes are accounted for using the deferral method of accounting. For a commodity derivative to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Under this method of accounting, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported on the consolidated balance sheet as assets or liabilities. The Company does not typically directly enter into derivative contracts for the purposes of speculating on commodity price changes or interest rate changes. Contracts held for trading purposes, or contracts which do not qualify as hedges, are accounted for using the mark-to-market method. Under this methodology, contracts are reported on the consolidated balance sheet at fair value as assets or liabilities with the changes in fair value recognized in current period income. The Company monitors open derivative positions with a strict policy which limit its exposures to market risk and require reporting to management of potential financial exposure.

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Company has designated all of its commodity hedges as cash flow hedges.

   Adoption of SFAS 133, at January 1, 2001, resulted in the recognition of $197,000 of derivative assets and $3.3 million of derivative liabilities on the Company's balance sheet and $1.9 million, net of taxes, of hedging losses included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle and $796,000, net of taxes, recorded as a cumulative effect of change in accounting principle to net income. Amounts are determined as of January 1, 2001 based on market quotes and the Company's portfolio of derivative instruments.

   Earnings (loss) per Share--Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options and convertible debt.

   On August 1, 2000, pursuant to the plan of reorganization of the Bankruptcy Code, old shareholders of the Company's common stock received one share of the Company's new common stock for each five shares of the Company's old common stock. All share and per-share amounts have been restated to reflect the 1 for 5 August 1, 2000 reverse stock split. See Note 2 Bankruptcy Filing.

   Earnings per share have been calculated on the restated weighted average number of shares outstanding for the years ended December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, 1999 and 1998, respectively, the issuance or conversion of potential common shares of 4,087,437, 16,451 and 138,600 would have had an antidilutive effect on the diluted earnings per share calculation and therefore were not considered in the calculation of the diluted weighted average number of shares outstanding.

   Reclassifications--Certain amounts in prior financial statements have been reclassified to conform to the 2000 financial statement presentation.

   Comprehensive Income--Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners, including, among other things, foreign currency translation adjustments. The Company's total comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998 was as follows (in thousands):

                                                      Years Ended December
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
      Net income (loss)............................ $10,854  $(5,758) $(16,409)
      Foreign currency translation adjustment......    (995)   2,016    (2,077)
                                                    -------  -------  --------
      Total comprehensive income (loss)............ $ 9,859  $(3,742) $(18,486)
                                                    =======  =======  ========

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

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

   On July 5, 2000, the Company announced an agreement among all parties contesting its Amended Plan to support modifications to its Plan ("Modified Plan") to emerge from bankruptcy. The Bankruptcy Court set July 19, 2000 to complete the confirmation hearing on the Modified Plan subject to certain restrictions and on July 21, 2000 entered the order confirming the Company's Modified Plan. The Modified Plan became effective on August 1, 2000. The Modified Plan generally provided for the satisfaction of the Company and Debtor Subsidiaries' claims including payment of all Bankruptcy Court approved administrative expenses as follows:

  . Domestic secured debt was paid in full with interest and expenses including default interest of 3.5% from the Petition Date with proceeds from a new secured credit facility secured by the Company. Payment of the domestic secured debt, interest and expenses was $16,882,511 and occurred on August 23, 2000.

  . All other creditors other than domestic secured debt and amounts owed debenture holders are to be paid in cash over periods ranging from 1 to 14 months.

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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

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

   Pursuant to the provisions of SOP 90-7, the Company did not adopt fresh-start reporting upon its emergence from Bankruptcy. Based on the closing price of the Company's common stock on the Modified Plan confirmation date (July 21, 2000), the satisfaction of the $41.4 million debentures and accrued interest of $1.6 million through the issuance of 9,536,422 shares of the Company's common stock, par value $0.01, per share and cash of $5 million resulted in an extraordinary gain of approximately $8.3 million, which is reflected in the December 31, 2000 statement of operations. In addition, the $616,000 fair value of the warrants issued was charged to bankruptcy expenses.

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

      Cash consideration for common stock........................ $34,091,000
      Fair value of 324,430 shares of common stock...............   1,095,000
      Debt assumed and working capital deficit...................  20,307,000
      Legal, accounting and transaction costs....................   1,705,000
                                                                  -----------
                                                                  $57,198,000
                                                                  ===========
      The allocation of the purchase price is summarized as
       follows:

      Oil and gas properties and other assets (net).............. $66,760,000
      Deferred income taxes......................................  (9,562,000)
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

   The following is a reconciliation of the net cash paid in connection with the acquisition of Neutrino:

      Cash consideration for common stock.......................... $34,091,000
      Cash paid for legal, accounting and transaction costs........   1,705,000
      Cash paid for other closing costs............................     130,000
                                                                    -----------
                                                                    $35,926,000
                                                                    ===========

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

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

      Issuance of Common Stock..................................... $15,433,000
      Debt assumed and working capital.............................   8,714,000
      Legal, accounting and transaction costs......................     673,000
                                                                    -----------
                                                                    $24,820,000
                                                                    ===========

   The following is a reconciliation of the net cash paid in connection with the acquisition of Amerac:

      Cash paid for assumed debt at consummation of acquisition... $8,714,000
      Cash paid for legal, accounting and transaction costs.......    673,000
                                                                   ----------
                                                                   $9,387,000
                                                                   ==========

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

 Divestitures

   On July 21, 1999 the Company agreed to sell properties consisting of certain proven and unproven property interests in Texas to ANR Production Company. The properties include all of the Company's interest in the Brushy Creek and Texan Gardens Fields in Dewitt, Lavaca and Hidalgo counties of Texas. In July and August of 1999, the sale of its interests in the Brushy Creek Field and Texan Gardens Field were closed for $15.2 million and $0.8 million, respectively. The sale of interests in Brushy Creek resulted in a gain of approximately $10.6 million and Texan Gardens Field a loss of approximately $3.4 million.

   Neutrino sold in the fourth quarter of 1999 its interest in two non-core properties in Alberta, Canada for approximately $3.7 million, resulting in a loss of sale of approximately $207,000. In March 2000, Neutrino sold its interest in Inverness and Swan Hills in Alberta, Canada, for $9.0 million. These assets were classified as properties held for sale and are included in current assets at December 31, 1999. The Company recorded an impairment of approximately $5.3 million in 1999 to adjust the cost basis of Inverness and Swan Hills to their net realized value based on the estimated sales price received in March 2000.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

 Pro forma

   The following table summarizes the pro forma (unaudited) results (stated in thousands, except per share data), of the Company as though the dispositions of Brushy Creek, Texan Gardens and Inverness/Swan Hills had occurred on January 1, 1999.

                                                                  Years Ended
                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                  (unaudited)
                                                                 in thousands,
                                                                  except per
                                                                  share data
      Revenues................................................. $32,840 $26,617
      Net income (loss)........................................  10,621  (8,783)
      Net income (loss) per share--basic.......................    1.58   (3.40)
      Net income (loss) per share--diluted.....................    1.58   (3.40)

   The preceding pro forma results are not necessarily indicative of those that would have occurred had the acquisitions and divestitures taken place at the beginning of 1999. During 1999, the Company made additional acquisitions, none of which would have had a material effect on the historical results of operations of the Company. During the first quarter of 1999, the Company sold its mineral interests and substantially all of its royalty interests in Texas, Mississippi and New Mexico for approximately $6,000,000. These divestitures would not have had a material effect on the Company's historical results of operations.

Note 4. Debt

   Debt consisted of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
      Domestic Credit Facility................................. $14,282 $    --
      Old domestic credit facility--in default.................          16,109
      Canadian credit facility (U.S. Dollars)..................   2,532
      Old Canadian credit facility (U.S. Dollars)..............      --  13,876
      Convertible subordinated debentures--in default..........      --  41,400
                                                                ------- -------
        Total indebtedness..................................... $16,814 $71,385
                                                                ======= =======

   As described in Note 2, because of the Company's filing of Chapter 11, all amounts as of December 31, 1999 were subject to compromise, except for its Canadian bank credit facility, which was reflected as a current liability not subject to compromise on the Consolidated Balance Sheet.

   On August 23, 2000, the Company entered into a new credit facility ("Domestic Credit Facility") with a domestic lender in the principal amount of up to $30,000,000. At December 31, 2000, the Domestic Credit Facility provides for a borrowing base of $17,625,000 and matures on August 23, 2003. Proceeds from the Domestic Credit Facility were used to repay the prior domestic facility as provided in the Modified Plan. The obligations under the Domestic Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Domestic Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company, including working capital, tangible net worth and cash flow coverage covenants. At December 31, 2000, the outstanding borrowing was $14,282,512. On March 7, 2001 outstanding borrowings under the Domestic Credit Facility were $13,582,512 with borrowing availability of $3,767,488. Outstanding principal under the Domestic Credit Facility bears interest at

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES the Bank Index Rate plus 0.5% (10.0% at December 31, 2000) to the extent of the borrowing base utilized. The borrowing base is redetermined semi-annually in May and November at the sole discretion of the domestic lender. The Company may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

   On August 29, 2000, Neutrino repaid its prior Canadian credit facility and entered into a new loan facility in the principal amount of up to US $30,000,000 loan facility (the "Canadian Credit Facility") with a new Canadian lender. At December 31, 2000 the borrowing base under the Canadian Credit Facility is US $10,075,000 and is due August 29, 2003. At December 31, 2000, outstanding borrowings under the Canadian Credit Facility were US $2,531,814. The Canadian Credit Facility is secured by substantially all of Neutrino's assets and guaranteed by the Company. On March 7, 2001, outstanding borrowings under the Canadian Credit Facility were US $1,950,000 (Cdn $3,000,000) with a borrowing availability of US $7,940,000 (Cdn $12,215,384). Outstanding principal under the Canadian Credit Facility bears interest at the bank's prime rate plus 0.5% (8.0% at December 31, 2000) to the extent of the borrowing base utilized. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including working capital, tangible net worth and cash flow coverage covenants. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations beginning November 2000. The borrowing base is redetermined semi-annually beginning November 2000 and will be made at the sole discretion of the Canadian lender. Neutrino may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

   On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures were convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt and fund subsequent acquisitions. Pursuant to the debenture agreement, in the event of a change of control of the Company, debenture holders had the right to require the Company to repurchase the security at face value plus accrued interest. Due to the bankruptcy filings on October 29, 1999, the Company was not in compliance with certain provisions of the debenture agreement at December 31, 1999. Pursuant to the Modified Plan, the debentures were extinguished and converted in exchange for $5 million in cash and approximately 78% of the common stock of the Company. Based on the closing price of $3.125 of the Company's common stock on the Modified Plan confirmation date, the exchange of the $41.4 million of debentures and accrued interest of approximately $1.6 million for cash of $5 million and 9,536,422 shares of common stock resulted in an extraordinary gain, net of tax, of $8,258,993. See Note 2-- Bankruptcy Filing.

Note 5. Fair Value of Financial Instruments

   The Company has estimated the fair value of financial instruments based on arms length transactions or quoted market values. The estimated fair values are summarized below (in thousands):

                                              Years Ended December 31,
                                         --------------------------------------
                                               2000                1999
                                         ------------------  ------------------
                                           Book      Fair      Book      Fair
                                          Value     Value     Value     Value
                                         --------  --------  --------  --------
      Assets/(Liabilities)
        Debt............................ $(16,814) $(16,814) $(71,385) $(44,061)
        Commodity hedges, net...........       --    (3,136)       --        --
        Interest rate swap..............      (94)      (94)       --        77

   The estimated fair value of cash and equivalents, receivables and payables approximates book value.

   The fair value of the Company's indebtedness at December 31, 1999 is estimated based on market interest rates and quoted prices for the Company's 6.875% convertible subordinated debentures.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

Note 6. Derivative Financial Instruments

   During 1998 and 1999, the Company entered into natural gas and oil price swaps and collars with third parties to hedge a portion of its production from the effects of fluctuations in the market price of natural gas and oil. Due to the bankruptcy filing, all third-party oil and gas hedges were cancelled by the counter-parties to these contracts, resulting in the Company's recognition of a loss of approximately $163,000 during 1999.

   Subsequent to the Company's emergence from bankruptcy and as required by the Company's Domestic and Canadian Credit Facilities, the Company has entered into the following crude oil and natural gas costless collars in 2000.

 Oil Hedges

                                                                      U.S. $
                                                                     NYMEX WTI
                                                         Monthly   -------------
   Period                                    Total Bbl     Bbl     Floor   Cap
   ------                                    ---------- ---------- ------ ------
   United States
   Jan-01--Dec-01...........................   132,400    11,033   $22.00 $32.20
   Jan-02--Sep-02...........................    88,200     9,800   $22.00 $25.60
   Canada
   Jan-01--Dec-01...........................   111,100     9,258   $22.00 $33.30
   Jan-02--Sep-02...........................    70,300     7,811   $22.00 $27.00

 Gas Hedges

                                                                       US $
                                                                   Houston Ship
                                                                      Channel
                                               Total     Monthly   -------------
                                               Mmbtu      Mmbtu    Floor   Cap
                                             ---------- ---------- ------ ------
   United States
   Jan-01--Mar-01...........................   285,000    95,000   $ 2.75 $ 6.85
   Apr-01--Oct-01...........................   600,000    85,714   $ 2.75 $ 4.98
   Nov-01--Mar-02...........................   378,000    75,600   $ 2.75 $ 4.85
   Apr-02--Oct-02...........................   466,000    66,571   $ 2.75 $ 3.80

                                                                   CDN $ Alberta
                                                                     Spot-AECO
                                               Total     Monthly   -------------
                                             Gigajoules Gigajoules Floor   Cap
                                             ---------- ---------- ------ ------
   Canada
   Jan-01--Sep-02........................... 1,050,000    50,000   $ 4.05 $ 6.15

   Based on analysis utilizing actual derivative contractual terms at December 31, 2000, a 10% change in oil and gas prices would not have a material adverse effect on the financial position or results of operations of the Company relating to collars.

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

   The fair value at December 31, 2000 of collars was a net unrealized loss of approximately $3.1 million.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

   At December 31, 2000, the Company held an interest rate swap that was originally intended to hedge the variability of interest expense associated with the Company's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Cdn $15 million. The interest rate swap does not qualify for hedge accounting at December 31, 2000 and the Company has recorded the swap's fair value loss of $94,000 as a liability and an expense for the year ended December 31, 2000.

Note 7. Federal and State Income Taxes

   United States and foreign income (loss) before income taxes are as follows (in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2000   1999      1998
                                                       ------ -------  --------
      United States................................... $  769 $(1,924) $ (8,504)
      Foreign.........................................  4,241  (6,716)  (10,680)
                                                       ------ -------  --------
      Total........................................... $5,010 $(8,640) $(19,184)
                                                       ====== =======  ========

   Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

                                                     Current Deferred   Total
                                                     ------- --------  -------
      Year ended December 31, 2000:
      U.S. Federal..................................  $(81)  $    --   $   (81)
      State and local...............................    29        --        29
      Foreign.......................................    28     2,439     2,467
                                                      ----   -------   -------
                                                      $(24)  $ 2,439   $ 2,415
                                                      ====   =======   =======
      Year ended December 31, 1999:
      U.S. Federal..................................  $233   $    --   $   233
      State and local...............................   225        --       225
      Foreign.......................................   117    (3,457)   (3,340)
                                                      ----   -------   -------
                                                      $575   $(3,457)  $(2,882)
                                                      ====   =======   =======
      Year ended December 31, 1998:
      U.S. Federal..................................  $ --   $    --   $    --
      State and local...............................    (5)       --        (5)
      Foreign.......................................    11    (2,781)   (2,770)
                                                      ----   -------   -------
                                                      $  6   $(2,781)  $(2,775)
                                                      ====   =======   =======

   The Company allocated state taxes of approximately $250,000 to the purchase price of Amerac as a result of the gain on sale of the Golden Trend properties in the second quarter of 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

   Differences between the effective tax rate and the statutory federal rate are as follows:

                                                  For the Year Ended
                                                      December 31,
                                                 ----------------------
                                                  2000    1999    1998
                                                 ------   -----   -----
      Expected statutory rate...................   34.0 % (34.0)% (34.0)%
      Changes in valuation allowance............ (100.5)    5.8    23.7
      Foreign taxes, net of federal benefit.....   20.5   (12.2)   (4.2)
      Non-deductible Bankruptcy charges.........   93.0     6.4      --
      Other.....................................    1.2      .6      --
                                                 ------   -----   -----
      Effective tax rate........................   48.2 % (33.4)% (14.5)%
                                                 ======   =====   =====

   Deferred taxes consist of the following (in thousands):

                                                               For the Year
                                                                  Ended
                                                               December 31,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
      Deferred tax assets:
      Oil and gas properties................................ $    --  $    691
        Net operating loss carryforward.....................   5,467     7,956
        Accounts receivable.................................      --        --
        Accrued liabilities not currently deductible........      --        34
        Foreign tax credits.................................     187       187
        Minimum tax credits.................................     170       214
        Deferred financing costs............................      --       837
        Statutory depletion carryforward....................     557       395
                                                             -------  --------
                                                               6,381    10,314
      Valuation allowance...................................  (5,278)  (10,314)
                                                             -------  --------
      Net deferred tax assets...............................   1,103        --

      Deferred tax liabilities:
        Oil and gas properties--U.S. and other..............  (1,103)       --
        Oil and gas properties--Canadian taxes..............  (6,490)   (4,240)
                                                             -------  --------
      Deferred tax liability................................  (7,593)   (4,240)
                                                             -------  --------
      Net deferred tax liability............................ $(6,490) $ (4,240)
                                                             =======  ========

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

   The restructuring and emergence from bankruptcy will cause the Company's net operating losses to be subject to certain limitations under IRC Section 382.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

   The extraordinary item from extinguishment of debt includes no tax expense or benefit.

   The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $5,278,000 and $10,314,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2000, 1999 and 1998 was $5,036,000, ($42,924,000) and $52,509,000, respectively. Of the $42,924,000 net change in the valuation allowance for the year ended December 31, 1999, $38,840,000 was caused by the relinquishment of a portion of the Amerac NOL carryforwards as discussed above and had no effect on the Company's Consolidated Statement of Operations. In addition, the Company wrote off the deferred tax asset and corresponding valuation allowance, totaling $4,588,000, for the statutory depletion carryforwards received in the Amerac acquisition, since these carryforwards will never be realized. The remaining change of $504,000 is reflected in the rate reconciliation schedule. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize any of deferred tax asset, the Company will need to generate sufficient future taxable income prior to the expiration of the net operating loss carryforwards in 2020. Based upon the level of historical taxable income, the section 382 limitations, and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will be unable to fully utilize the benefits of these deductible differences and has therefore established the valuation allowance set forth above.

   For federal tax purposes, the Company had a net operating loss carryforward ("NOL") of approximately $16,078,000 and $23,398,000 at December 31, 2000 and 1999. These NOLs are limited under IRC Section 382 and must be utilized prior to their expiration, which is between 2001 and 2020. The Company also has statutory depletion carryforwards of $1,638,000 and $1,160,000 at December 31, 2000 and 1999, respectively.

Note 8. Related Party Transactions

   In conjunction with the acquisition of Neutrino in July, 1998, 324,430 shares of Southern Mineral Common Stock, a value of approximately $1,095,000, were issued to key Neutrino management personnel in consideration for retention and other obligations.

   In September 1995, the Company entered into the Southern Links Group Joint Venture ("Southern Links"), to acquire, develop and market exploration prospects. The Company's joint venture partner is The Links Group, Inc. ("Links"), a company that is controlled by Robert Hillery, a former director of the Company. The Company agreed to fund the third party costs of Southern Links. Any proceeds from the sale of prospects or oil and gas from such prospects is distributed 100% to the Company until it receives an amount equal to the return of its invested capital, after which time all such proceeds and property interests, if any, are to be distributed 75% to the Company and 25% to Links. In December 1998, the Company made the determination to discontinue further evaluation of certain non-producing State of Texas offshore leases which were held within the Southern Links Venture. Such leases were scheduled to expire in January 1999 unless additional rental payments were made. Pursuant to the Joint Venture agreement, the Company assigned six State of Texas leases to Links for nominal cash consideration and retention of an overriding royalty interest of 1% of the leases. As of December 31, 1999 and 2000 the Company had no carrying costs subject to recovery related to Southern Links. The Company received no proceeds from the sales of prospects associated with Southern Links during 2000, 1999 or 1998.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

   SMC Production Company, a wholly-owned subsidiary of the Company, owns an 18.906% interest in Diverse GP III ("Diverse") a general partnership. Two of the Company's directors and a third is a former director and are managers of Diverse and through various entities own the majority of the remaining interest in Diverse. The carrying value of the Company's investment in Diverse as of December 31, 2000 is approximately $2.3 million. The Company accounts for this oil and gas partnership using the proportional consolidation method. The Company received net distributions from Diverse of $497,000; $257,000 and $301,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

Note 9. Major Customers

   The Company is engaged in a single industry segment: the exploration, development and production of oil and gas reserves. Sales of oil and gas to customers accounting for 10% or more of revenues were as follows (in thousands):

                                     % of             % of             % of
                                   Oil & Gas        Oil & Gas        Oil & Gas
           Customer          2000   Revenue   1999   Revenue   1998   Revenue
           --------         ------ --------- ------ --------- ------ ---------
   Damsco Distribution..... $7,298   21.7%   $4,117   15.9%   $3,747   17.2%
   Global Petroleum
    Marketing..............     --     --     2,931   11.3%       --     --
   Canpet Energy Group,
    Inc....................  4,220   12.56%   2,793   10.8%       --     --

Note 10. Stock Options and Common Stock

   During 1997 and 1996, the Company granted options exercisable for 34,000 and 26,000 shares of common stock, respectively, under the Company's 1996 Stock Option Plan ("1996 SOP"). Pursuant to the 1996 SOP, the Company may grant options to purchase up to 60,000 shares (subject to customary anti-dilution adjustments) of its common stock to key employees of the Company. The 1996 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1996 is the market price for the common stock on the date of grant, determined by reference to the most recent closing price thereof reported on the Nasdaq System.

   During 1999, 1998 and 1997, the Company granted options exercisable for 24,500, 71,840 and 27,000 shares of common stock, respectively, under the Company's 1997 Stock Option Plan ("1997 SOP"). Pursuant to the 1997 SOP, the Company may grant options to purchase up to 140,000 shares (subject to customary anti-dilution adjustments) of its common stock to key employees of the Company. The 1997 SOP is administered by the Compensation Committee of the Company's Board of Directors, which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each option granted in 1997 is the market price for the common stock on the date of grant, determined by reference to the most recent closing price reported on the Nasdaq Systems.

   The 1996 and 1997 Stock Option Plans were amended on December 21, 1998 to provide for the exchange and repricing of all the outstanding options held by current Company employees, except the President and CEO, for new options exercisable at a price lower than that of the cancelled options, bearing the same exercise term. The exercise price for the repriced options equaled $5.00, which was higher than the $3.125 per share closing price of the Company's common stock on the date of grant, and thus there was no impact of the repricing on the December 31, 1998 financial statements. In conjunction with severance arrangements with certain officers and employees in 1999, the Company repriced 61,000 shares at the current market price of $1.40, granted full vesting and extending the expiration date to August 31, 2001. Because the options were repriced to the market price at the date of grant, there was no impact of these modifications on the December 31, 1999 financial statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

   During 1998, and in conjunction with the acquisition of Neutrino, the Company granted Non-Qualified Stock Options exercisable for 110,000 shares of common stock under individual agreements with key members of Neutrino management. The issuance of these Non-Qualified Stock options was administered by the Compensation Committee of the Company's Board of Directors which generally has authority to establish who receives options and the terms and conditions thereof, including vesting and exercise price. The exercise price of each non-qualified option granted in 1998 was at the market price for the Company's Common Stock on the date of the grant. However, in conjunction with repricing of options pursuant to the 1996 and 1997 SOP, as described above, the option price of Non-Qualified options issued in 1998 were also repriced, to $5.00, on December 21, 1998. There was no impact on the December 31, 1998 financial statements relating to the repricing of these options as the exercise price exceeded the closing price of the Company's common stock on the date of grant.

   The Company granted to non-employee directors stock pursuant to a directors compensation plan. During 2000, 1999 and 1998 the Company issued 96,000, 22,000 and 9,000 shares, respectively, to its directors.

   During 2000, the Financial Accounting Standards Board issued an Interpretation regarding APB 25 that requires that the cancellation of an option and issuance of a new option with a lower exercise price be considered in substance a modified option. Variable-plan accounting is required to be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense will occur at the date of exercise. The FASB determined that some of the provisions of the interpretation would be applied prospectively but would cover events that occur after December 15, 1998. As the option repricings described above, occurred after December 15, 1998, the new option grants qualify for variable-plan accounting at each quarterly reporting date, beginning July 1, 2000 and continuing until the options are exercised or cancelled. With the implementation of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recorded approximately $175,000 of compensation expense in 2000.

   During 1999 and 1998, the Company granted options exercisable for 1,137 and 1,042 shares of common stock, respectively, under the Company's 1996 Employee Stock Purchase Plan ("SPP"). The SPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Pursuant to the SPP, the Company may grant options to purchase up to 60,000 shares (subject to customary anti-dilution adjustments) of its common stock to employees of the Company. Options may be granted on January 1 and July 1 of each year to eligible employees who elect to participate in the SPP. The term of each option is six months from the date of grant. The number of options granted to each participant equals the quotient of
(i) the total payroll deductions authorized by the participant during the applicable option period, divided by (ii) 85% of the fair market value of the common stock as of the date of grant of such option. The exercise price of options under SPP is 85% of the fair market value of the common stock as of the date of grant or the date of exercise of such option, whichever is less, determined by reference to the most recent closing price reported on the Nasdaq Systems.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

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

                                                      2000    1999      1998
                                                     ------- -------  --------
      Net income (loss)................. As reported $10,854 $(5,758) $(16,409)
      Pro forma.........................              10,854  (5,789)  (16,951)

      Basic loss per share.............. As reported $  1.62 $ (2.25) $  (6.60)
      Pro forma.........................                1.62   (2.25)    (6.80)

      Diluted loss per share............ As reported $  1.61   (2.25)    (6.60)
      Pro forma.........................                1.61   (2.25)    (6.80)

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for the grants issued in 1999 and 1998. There were no compensatory stock options granted during 2000.

                                                         1999          1998
                                                    -------------- -------------
      Expected volatility..........................     65.88%        65.63%
      Risk free interest rate...................... 5.00% to 5.63% 4.48 to 5.47%
      Expected life of options.....................  1 to 3 years     3 years
      Expected dividend yield......................       0%            0%

   The Company's President holds a non-qualified option to purchase 90,000 shares of the Company's common stock at a price of $5.00 per share. The option is non-assignable, and is exercisable until December, 2004. Payment for the option can be made in cash, common stock of the Company, or a combination thereof.

   In consideration for initiating the transactions pursuant to which the Company acquired Diverse Production Company ("DPC"), the Company granted a former director of the Company an option to acquire 8,775 shares of the Company's common stock at $5.00 per share exercisable through June 2002. The Company accounted for the option grants to these directors under APB 25 and related interpretations and because the exercise price was in excess of the market price at the grant date, there was no financial statement impact at issuance of these options.

   In connection with the acquisition of DPC in 1995, the Company granted options exercisable for 65,000 shares of its common stock at $6.25 a share through July 2002. Each of the individuals that received the options became directors of the Company in connection with the acquisition of DPC. The Company accounted for the option grants to these directors under APB 25 and related interpretations and because the exercise price was in excess of the market price at the grant date, there was no financial statement impact at issuance of these options.

   In conjunction with the acquisition of Amerac in 1998, outstanding warrants to purchase 95,471 shares of Amerac Common Stock were exchanged for warrants to purchase 81,244 shares of Southern Mineral Common Stock at an average price of $33.85 per share. The warrants expired November 18, 1999, but were reinstated pursuant to the Modified Plan and expire in July 2002.

   The current common shareholders, option holders, and warrant holders of record on July 24, 2000, were issued approximately 3,667,000 warrants in connection with the Modified Plan (see Note 2). The warrants are for a perpetual term with an exercise price of $4.21 per share, subject to adjustment for certain customary anti-dilution stock splits, stock dividends and other recapitalization events. The exercise price must be paid in cash. The Company also modified certain existing options in connection with the Modified Plan, including the

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES immediate vesting of all options, extension of option terms and reinstatement of certain options. As a result of these warrant issuances and modifications, the Company charged the estimated fair value of $616,000 to bankruptcy expense during the year ended December 31, 2000.

   A summary of the Company's stock options and warrants as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                  2000             1999             1998
                             ---------------- ---------------- ----------------
                              Weighted Avg.    Weighted Avg.    Weighted Avg.
                                Exercise         Exercise         Exercise
                              Shares    Price  Shares   Price   Shares   Price
                             ---------  ----- --------  ------ --------  ------
   Outstanding at beginning
    of year................    455,515  $6.85  684,705  $13.55  393,157  $11.85
   Granted.................  3,722,116   4.55   85,500    1.85  518,080   15.90
   Exercised...............        (26)  4.21       --      --       --      --
   Forfeited...............     (9,167)  5.00 (314,690)  17.60 (226,532)  20.00
                             ---------  ----- --------  ------ --------  ------
   Outstanding at end of
    year...................  4,168,438  $4.80  455,515  $ 6.85  684,705  $13.55
                             =========  ===== ========  ====== ========  ======
   Options exercisable at
    end of year............  4,168,438         391,855          518,606
                             =========        ========         ========

   Certain options granted during 2000, 1999 and 1998 include the grant of repriced options; options forfeited during 1999 and 1998 include the cancellation of these higher priced options. The weighted-average fair value of compensatory options granted during 1999 and 1998 were $1.85 and $4.20, respectively, per option. The Company does not consider any of the options issued in 2000 to be compensatory. The following table summarizes information about options and warrants outstanding at December 31, 2000:

        Options and Warrants Outstanding                Options and Warrants Exercisable
   ---------------------------------------------- ---------------------------------------------
                                 Weighted Avg.
      Range of        Number       Remaining      Weighted-Average   Number    Weighted Average
   Exercise Price   Outstanding Contractual Life   Exercise Price  Outstanding  Exercise Price
   --------------   ----------- ----------------  ---------------- ----------- ----------------
   $1.40 to 7.50       307,571     2.40 years          $ 4.40         307,571       $ 4.40
   10.00 to 15.00      128,822     0.12 years           10.34         128,822        10.34
   22.50 to 33.85       64,216     1.36 years           29.04          64,216        29.04
        4.21         3,667,829     Perpetual             4.21       3,667,829         4.21
                    ----------                                     ----------
                     4,168,438                                      4,168,438
                    ==========                                     ==========

Note 11. Restructuring and Bankruptcy Costs

   During the third quarter of 1999, the Board of Directors of the Company concluded that the proposed restructuring plan as filed with the Securities and Exchange Commission on July 21, 1999 could not be consummated on the terms contemplated. Therefore, estimated costs of approximately $1,372,000 associated with the restructuring were expensed during the third and fourth quarters of 1999. These costs are primarily legal, accounting, financial advisory and other transaction costs related to the proposed restructuring. Since the Company's filing for bankruptcy on October 29, 1999, it has incurred costs of approximately $553,000 during the year-ended December 31, 1999 and $4,790,000 during the year-ended December 31, 2000, primarily related to legal, accounting and financial advisory services rendered in connection with the bankruptcy. In addition, $2,463,000 that was capitalized as other assets for fees and expenses related to securing the old domestic bank debt and convertible subordinated debentures were expensed during the fourth quarter of 1999 pursuant to SOP 90-7. The Company earned interest income of approximately $90,000 during the year ended December 31, 2000 and approximately $310,000 during the year ended December 31, 1999 that it would not have but for the bankruptcy proceeding.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

Note 12. Commitments and Contingencies

   The Company leases its headquarters office space and its Calgary, Canada office space under a noncancellable operating leases expiring April 14, 2003. The Company has sub-leased a portion of its headquarters office space through the term of its lease. Lease commitments exclusive of the sublease at December 31, 2000 are:

        2001             2002                  2003                 2004                Total
        ----           --------               -------               ----               --------
      $277,011         $176,964               $45,577               $--                $499,552

   Lease expenses in 2000, 1999 and 1998 were $251,601, $309,631 and $336,461, respectively.

   The Company is involved in several lawsuits arising in the ordinary course of business, none of which presents the possibility of a material loss.

   The Company is unaware of any material possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability has been accrued as of December 31, 2000 and 1999.

Note 13. Quarterly Financial Data (Unaudited)

   Selected quarterly financial data of the Company are presented below for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                           Income              Basic    Diluted
                                           (Loss)     Net     Income    Income
                                            from    Income    (Loss)    (Loss)
                                Revenues Operations (Loss)   Per Share Per Share
                                -------- ---------- -------  --------- ---------
2000 Quarter
March 31(4).................... $ 7,412   $  1,850  $ 1,174   $ 0.45    $ 0.45
June 30(4).....................   7,699        463   (1,432)   (0.55)    (0.55)
September 30(1)(4).............   8,956      1,301    8,700     0.87      0.87
December 31(2)(4)..............   9,513      3,627    2,412     0.20      0.20
                                -------   --------  -------
                                $33,580   $  7,241  $10,854   $ 1.62    $ 1.61
                                =======   ========  =======   ======    ======
1999 Quarter
March 31....................... $10,694   $  4,445  $ 2,928   $ 1.15    $ 1.00
June 30........................   6,203     (1,910)  (3,614)   (1.40)    (1.40)
September 30(2)................  13,695      6,464    4,910     1.90      1.50
December 31(2).................   7,249    (11,859)  (9,982)   (3.90)    (3.90)
                                -------   --------  -------
                                $37,841   $ (2,860) $(5,758)  $(2.25)   $(2.25)
                                =======   ========  =======   ======    ======

--------
(1) Includes the extraordinary gain from extinguishment of debt of $8.3 million, net of taxes.
(2) Includes the charge for restructuring costs of $1.3 million and $720,000 for the quarter ended September 30, 1999 and December 31, 2000, respectively.
(3) Includes an impairment related to the Company's unproved and proved oil and gas properties of $8.5 million, bankruptcy costs of $553,000 and the write off of debt issuance fees capitalized to other assets totaling $2,463,000.
(4) Includes $852,000, $2,492,000 and $1,844,000 in bankruptcy expenses for the quarters ended March 31, 2000; June 30, 2000 and September 30, 2000, respectively. Included in the fourth quarter ended December 31, 2000 is a net reduction of approximately $398,000 to bankruptcy expense as a result of the correction of previous accrued amounts to amounts actually paid pursuant to the confirmation of the Modified Plan.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

Note 15. Retirement Benefits

   The Company terminated its 401(k) Retirement Plan in 1995, and adopted a Simplified Employee Pension Plan ("SEP"). The SEP allows employees to defer part of their salary. Employer contributions are optional, and the Company will determine annually whether it will contribute and at what level. The maximum amount that can be contributed annually per SEP plan participant, particularly from a combination of salary deferrals plus Company optional contributions, is $22,500. The Company's did not make contributions during 2000, 1999 or 1998.

Note 16. Geographic Segment Financial Data

   The Company is an independent oil and gas Company engaged in the acquisition, development and exploration of oil and natural gas properties. Information about the Company's operations by geographic area for the year ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                U.S.   Ecuador Canada    Total
                                               ------- ------- -------  -------
Year ended December 31, 2000
Oil and gas sales(1).......................... $19,796 $1,152  $12,633  $33,581
Gains (losses) on sales of properties.........      21     --      (22)      (1)
                                               ------- ------  -------  -------
                                                19,817  1,152   12,611   33,580
                                               ------- ------  -------  -------
Expenses:
  Production..................................   5,517    496    2,717    8,730
  Exploration.................................      59     --      452      511
  Depreciation, depletion and amortization....   4,728     --    3,578    8,306
  General & administrative....................   2,050     16    1,182    3,248
  Restructuring and bankruptcy costs..........   5,510     --       34    5,544
                                               ------- ------  -------  -------
                                                17,864    512    7,963   26,339
  Interest & other income, net................     144     --       95      239
  Interest expense............................   1,968     --      502    2,470
                                               ------- ------  -------  -------
  Income before income taxes..................     129    640    4,241    5,010
  Income tax (expense) benefit ...............      52     --   (2,467)  (2,415)
                                               ------- ------  -------  -------
  Income before extraordinary gain............     181    640    1,774    2,595
  Extraordinary gain, net of tax..............   8,259     --       --    8,259
                                               ------- ------  -------  -------
  Net income.................................. $ 8,440 $  640  $ 1,774  $10,854
                                               ======= ======  =======  =======

Identifiable assets as of December 31, 2000
Net property and equipment.................... $39,204 $1,036  $33,296  $73,536
Corporate assets..............................                            8,360
                                                                        -------
  Total assets................................                          $81,896
                                                                        =======

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                                            U.S.    Ecuador  Canada    Total
                                           -------  -------  -------  --------
Year ended December 31, 1999
Oil and gas sales (1)..................... $12,613  $   624  $12,628  $ 25,865
Gain (Loss) on sales of properties........  12,183       --     (207)   11,976
                                           -------  -------  -------  --------
                                            24,796      624   12,421    37,841
Expenses:
  Production..............................   4,568      414    3,916     8,898
  Exploration.............................   2,408       --       93     2,501
  Impairment of proved oil and gas
   properties.............................   2,616       --    6,070     8,686
  Depreciation, depletion and
   amortization...........................   5,602        3    6,697    12,302
  General & administrative................   2,459       53    1,414     3,926
  Restructuring and bankruptcy cost.......   4,388       --       --     4,388
                                           -------  -------  -------  --------
                                            22,041      470   18,190    40,701
Interest & other income, net..............      46       27      383       456
Interest expense..........................   4,906       --    1,330     6,236
                                           -------  -------  -------  --------
Net income (loss) before income taxes.....  (2,105)     181   (6,716)   (8,640)
Income tax (expense) benefit..............    (459)      --   (3,341)    2,882
                                           -------  -------  -------  --------
Net income (loss)......................... $(2,564) $   181  $(3,375) $ (5,758)
                                           =======  =======  =======  ========
Identifiable assets as of December 31,
 1999
Net property and equipment................ $40,135  $   992  $36,838  $ 77,965
Corporate assets..........................                              16,769
                                                                      --------
  Total assets............................                            $ 94,734
                                                                      ========

Year ended December 31, 1998
Oil and gas sales(1)...................... $14,647  $   290  $ 6,785  $ 21,722
Loss on sales of properties...............    (234)      --      (16)     (250)
                                           -------  -------  -------  --------
                                            14,413      290    6,769    21,472
                                           -------  -------  -------  --------
Expenses:
  Production..............................   5,348      371    2,799     8,518
  Exploration.............................   2,910       --      725     3,635
  Impairment of proved oil and gas
   properties.............................   2,047    2,703    4,594     9,344
  Depreciation, depletion and
   amortization...........................   6,221      244    4,040    10,505
  General & administrative................   2,004       11    1,607     3,622
                                           -------  -------  -------  --------
                                            18,530    3,329   13,765    35,624
                                           -------  -------  -------  --------
Interest & other income, net..............     262       25       43       330
Interest expense..........................  (4,649)      --     (713)   (5,362)
                                           -------  -------  -------  --------
Net loss before income taxes..............  (8,504)  (3,014)  (7,666)  (19,184)
Income tax benefit........................      (5)      --   (2,770)   (2,775)
                                           -------  -------  -------  --------
Net loss.................................. $(8,499) $(3,014) $(4,896) $(16,409)
                                           =======  =======  =======  ========
Identifiable assets as of December 31,
 1998
Net property and equipment................ $55,073  $ 1,000  $58,114  $114,187
Corporate assets..........................                              14,103
                                                                      --------
Total assets..............................                            $128,290
                                                                      ========

--------
(1) Includes sulfur revenues of $572,000, $779,000 and $700,000 in 2000, 1999 and 1998, respectively.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

Note 17. Oil and Gas Producing Activities

   The Company's capitalized costs of all oil and gas properties and related allowances for depreciation and depletion are as follows at December 31 (in thousands):

                                                             2000      1999
                                                           --------  --------
      Proved properties................................... $115,705  $120,932
      Unproved properties.................................    4,541     4,443
       Less accumulated depreciation, depletion and
        amortization......................................  (46,786)  (47,587)
                                                           --------  --------
        Total............................................. $ 73,460  $ 77,788
                                                           ========  ========

   The Company's depreciation, depletion and amortization costs per Mcfe in 2000, 1999 and 1998 were $0.99, $1.15 and $0.94, respectively. The Company's share of oil and gas revenues produced from its royalty interests was $0, $2,550,000 and $966,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Costs incurred in oil and gas property acquisition, exploration and development activities were as follows (in thousands):

                                      United States Ecuador Canada    Total
                                      ------------- ------- ------- ---------
As of December 31, 2000
Property acquisition costs
  Proved.............................    $   184     $ --   $   389 $     573
  Unproved...........................        213       44        --       257
Exploration costs....................         59       --       452       511
Development cost.....................      3,406       --     1,805     5,211
                                         -------     ----   ------- ---------
    Total costs incurred.............    $ 3,862     $ 44   $ 2,646 $   6,552
                                         =======     ====   =======
Less: Certain exploration expenses
 and other items.....................                                    (506)
                                                                    ---------
Total capital expenditures per
 statement of cash flows.............                               $   6,046
                                                                    =========

As of December 31, 1999
Property acquisition costs
  Proved.............................    $    --     $ --   $    -- $      --
  Unproved...........................          8       --        --         8
Exploration costs....................         50       --        93       143
Development cost.....................      2,020        3       931     2,954
                                         -------     ----   ------- ---------
    Total costs incurred.............    $ 2,078     $  3   $ 1,024 $   3,105
                                         =======     ====   =======
Less: Certain exploration expenses
 and other items.....................                                    (151)
                                                                    ---------
Total capital expenditures per
 statement of cash flows.............                               $   2,954
                                                                    =========

As of December 31, 1998
Property acquisition costs
  Proved.............................    $22,885     $ --   $50,452 $  73,337
  Unproved...........................      1,979       --     3,812     5,791
Exploration costs....................      4,150       --       923     5,073
Development cost.....................      3,838      505     1,410     5,753
                                         -------     ----   ------- ---------
    Total costs incurred.............    $32,852     $505   $56,597 $  89,954
                                         =======     ====   =======
Less: Certain exploration expenses,
 non-cash consideration and other
 items...............................                                (26,455)
                                                                    ---------
Total capital expenditures per
 statement of cash flows.............                               $  63,499
                                                                    =========

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

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

   The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves as of December 31 (in thousands):

                                    United States Ecuador   Canada     Total
                                    ------------- -------  --------  ---------
At December 31, 2000
Future cash inflows...............    $393,777    $ 7,249  $163,186  $ 564,212
Future production costs...........     (76,260)    (3,801)  (29,023)  (109,084)
Future development costs..........     (11,131)       (27)   (1,227)   (12,385)
Future income taxes...............     (87,097)      (174)  (54,122)  (141,393)
                                      --------    -------  --------  ---------
  Future net cash flows...........     219,289      3,247    78,814    301,350
10% Annual discount...............     (93,695)      (804)  (34,482)  (128,981)
                                      --------    -------  --------  ---------
Standardized measure of discounted
 future net cash flows............    $125,594    $ 2,443  $ 44,332  $ 172,369
                                      ========    =======  ========  =========

At December 31, 1999
Future cash inflows...............    $142,872    $ 8,015  $127,246  $ 278,133
Future production costs...........     (46,156)    (5,060)  (41,415)   (92,631)
Future development costs..........      (8,763)       (31)   (1,544)   (10,338)
Future income taxes...............      (8,806)        --   (24,916)   (33,722)
                                      --------    -------  --------  ---------
  Future net cash flows...........      79,147      2,924    59,371    141,442
10% Annual discount...............     (34,506)      (839)  (24,842)   (60,187)
                                      --------    -------  --------  ---------
Standardized measure of discounted
 future net cash flows............    $ 44,641    $ 2,085  $ 34,529  $  81,255
                                      ========    =======  ========  =========

At December 31, 1998
Future cash inflows...............    $142,303    $    --  $ 91,260  $ 233,563
Future production costs...........     (42,945)        --   (34,968)   (77,913)
Future development costs..........      (7,597)        --    (1,306)    (8,903)
Future income taxes...............     (13,061)        --    (9,423)   (22,484)
                                      --------    -------  --------  ---------
  Future net cash flows...........      78,700         --    45,563    124,263
10% Annual discount...............     (35,241)        --   (18,312)   (53,553)
                                      --------    -------  --------  ---------
Standardized measure of discounted
 future net cash flows............    $ 43,459    $    --  $ 27,251  $  70,710
                                      ========    =======  ========  =========

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

   The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                              U.S.    Ecuador Canada    Total
                                             -------  ------- -------  -------
At December 31, 2000
Standardized measure--beginning of year.....  44,641   2,085   34,529   81,255
Sales, net of production costs.............. (13,705)   (656)  (9,916) (24,277)
Accretion of discount.......................   4,961     208    4,903   10,072
Sales of minerals in place..................      --      --  (12,449) (12,449)
Net changes in prices, net of production
 costs...................................... 125,580   1,243   75,475  202,298
Revisions to previous quantity estimates....   5,118    (406)  (8,344)  (3,632)
Extensions and discoveries .................   2,379      --    1,888    4,267
Net change in income taxes.................. (44,916)   (131) (15,953) (61,000)
Changes in estimated future development
 costs......................................  (6,786)      3   (2,150)  (8,933)
Development costs incurred during the
 period.....................................   3,406      --    1,805    5,211
Changes of production rates and other.......   4,916      97  (25,457) (20,444)
                                             -------   -----  -------  -------
Standardized measure--end of year........... 125,594   2,443   44,331  172,368
                                             =======   =====  =======  =======
At December 31, 1999
Standardized measure--beginning of year ....  43,459      --   27,251   70,710
Sales, net of production costs..............  (6,416)   (211)  (8,711) (15,338)
Accretion of discount.......................   4,944            2,725    7,669
Purchases and sales of minerals in place.... (15,066)     --   (2,191) (17,257)
Net changes in prices, net of production
 costs......................................  27,264      --   31,373   58,637
Revisions to previous quantity estimates....   7,083      --   (1,593)   5,490
Extensions and discoveries..................   2,277      --       --    2,277
Net change in income taxes..................   2,070      --   (9,263)  (7,193)
Changes in estimated future development
 costs......................................  (2,260)    (24)  (1,989)  (4,273)
Development costs incurred during the
 period.....................................   1,516       3    1,435    2,954
Changes of production rates and other....... (20,230)  2,317   (4,508) (22,421)
                                               -------   -----  -------  -------
Standardized measure--end of year...........  44,641   2,085   34,529   81,255
                                             =======   =====  =======  =======

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                                                U.S.   Ecuador  Canada   Total
                                               ------  -------  ------  -------
At December 31, 1998
Standardized measure--beginning of year....... 39,310   2,381    6,281   47,972
Sales, net of production costs................ (9,059)     81   (3,707) (12,685)
Accretion of discounts........................  4,024     183      663    4,870
Purchases and sales of minerals in place...... 10,500           24,130   34,630
Net changes in prices, net of production
 costs........................................ (7,431) (3,298)  (1,849) (12,578)
Revisions to previous quantity estimates...... (3,472)  1,161     (370)  (2,681)
Extensions and discoveries....................  13,199      --    1,377   14,576
Net change in income taxes.................... (5,471)   (547)  (2,908)  (8,926)
Changes in estimated future development
 costs........................................ (2,002)   (505)     162   (2,345)
Development costs incurred during the
 period.......................................  3,838     505    1,343    5,686
Changes of production rates and other.........     23      39    2,129    2,191
                                               ------  ------   ------  -------
Standardized measure--end of year............. 43,459      --   27,251   70,710
                                               ======  ======   ======  =======

   The Company's foreign reserves in 2000, 1999 and 1998 were 37%, 46% and 43% of total reserves, respectively.

Oil and Gas Reserve Information

   The following table reflects the estimated proved reserves of the Company. The Company's estimates of reserves filed with federal agencies, including the Securities Exchange Commission, agree with the information set forth below. The oil and gas reserves are principally onshore in the continental United States, Canada and Ecuador. The Company's reserve information has been based on estimates prepared by or audited by independent petroleum engineers. Netherland, Sewell & Associates, Inc. ("NSA") prepared the domestic reserve estimates as of December 31, 1998, 1999 and 2000. NSA prepared most of the domestic reserve estimates as of December 31, 1998. The Company prepared the remaining reserve estimates. Chapman Petroleum Engineering Ltd. prepared most of the Canadian reserve estimates as of December 31, 1998 and 1999 and all of 2000. Gilbert Laustsen Jung Associates Ltd. prepared the remaining Canadian reserve estimates as of December 31, 1998 and 1999. The year-end estimates as of December 31, 1999 were negatively affected relative to amounts previously reported due to downward revisions of previous estimates. The downward revisions, totaling 492,816 BOE, related to the Company's properties in the U.S. totaling 368,500 BOE and in Canada totaling 124,316 BOE. The U.S. revisions resulted from differences in interpretation between the current and predecessor independent engineering firms. The Canadian revisions resulted primarily from decreased production performance in 1999. These differences, many of which relate to classification of reserves within the different oil and gas reserve categories (i.e. proved, probable and possible) are due to the numerous engineering, geological and operational assumptions that generally are derived from limited data. As a result of the decline in world oil prices, the Company's reserves in Ecuador were not economic as of December 31, 1998 which resulted in the elimination of all units. The Company's U.S. oil reserves (including, oil, condensate and natural gas liquids) have been prepared using year-end oil prices received by the Company of $25.52, $24.31 and $9.67 per barrel and gas reserves were prepared using year-

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES end prices received by the Company of $10.05, $2.12 and $2.17 per Mcf, as of December 31, 2000, 1999 and 1998, respectively. The Canadian reserves have been prepared using year-end oil prices received by the Company of $26.42, $22.34 and $8.71 per barrel and natural gas prices of $9.38, $2.02 and $1.72 per Mcf, as of December 31, 2000, 1999 and 1998, respectively. Ecuador reserves were prepared using a year-end oil price of $28.53 and $24.16 per barrel as of December 31, 2000 and 1999, respectively.

                                 U.S.               Ecuador             Canada                   Total
                         ----------------------  --------------- ----------------------  -----------------------
                            Oil         Gas        Oil      Gas     Oil         Gas         Oil          Gas
Proved Reserves           (Bbls)       (Mcf)      (Bbls)   (Mcf)   (Bbls)      (Mcf)       (Bbls)       (Mcf)
---------------          ---------  -----------  --------  ----- ----------  ----------  ----------  -----------
Balance, December 31,
 1997................... 2,350,208   30,001,383   466,005    --     525,200   4,582,300   3,341,413   34,583,683
Extensions, discoveries
 and additions..........   237,189   12,903,760        --    --     170,912          --     408,101   12,903,760
Revisions of previous
 estimates..............  (192,935)  (2,362,293) (437,413)   --          --          --    (630,348)  (2,362,293)
Purchase and sale of
 minerals in place
 (net).................. 1,004,373   12,066,855        --    --   3,656,928  24,914,483   4,661,301   36,981,338
Production..............  (406,920)  (4,219,528)  (28,592)   --    (321,040) (2,212,983)   (756,552)  (6,432,511)
                         ---------  -----------  --------   ---  ----------  ----------  ----------  -----------
Balance, December 31,
 1998................... 2,991,915   48,390,177        --    --   4,032,000  27,283,800   7,023,915   75,673,977
Extensions, discoveries
 and additions..........   131,397    1,110,740        --    --          --          --     131,397    1,110,740
Revisions of previous
 estimates..............   339,573    5,186,006   367,202    --     707,794  (5,654,126)  1,414,569     (468,120)
Purchase and sale of
 minerals in place
 (net)..................  (175,573) (18,101,385)       --    --    (293,444)   (512,147)   (469,017) (18,613,532)
Production..............  (326,584)  (3,095,456)  (35,473)   --    (494,350) (2,299,527)   (856,407)  (5,394,983)
                         ---------  -----------  --------   ---  ----------  ----------  ----------  -----------
Balance, December 31,
 1999................... 2,960,728   33,490,082   331,729    --   3,952,000  18,818,000   7,244,457   52,308,082
Extensions, discoveries
 and additions..........   104,868      113,681        --    --           6     202,000     104,874      315,681
Revisions of previous
 estimates..............    60,638    1,022,733   (41,933)   --    (227,453) (1,814,245)   (208,748)    (791,512)
Purchases and sale of
 minerals in place
 (net)..................        --           --        --    --  (1,430,800)   (129,100) (1,430,800)    (129,100)
Production..............  (351,839)  (2,491,537)  (35,716)   --    (307,753) (1,554,655)   (695,308)  (4,046,192)
                         ---------  -----------  --------   ---  ----------  ----------  ----------  -----------
Balance, December 31,
 2000................... 2,774,395   32,134,959   254,080    --   1,986,000  15,522,000   5,014,475   47,656,959
                         =========  ===========  ========   ===  ==========  ==========  ==========  ===========
Proved Developed
Reserves
----------------
Balance, December 31,
 1998................... 2,731,986   40,605,557        --    --   3,899,100  26,773,600   6,631,086   67,379,157

Balance, December 31,
 1999................... 2,668,623   25,940,224   331,729    --   3,559,476  18,552,200   6,559,828   44,492,424

Balance, December 31,
 2000................... 2,518,217   22,816,013   254,080    --   1,882,000  14,922,000   4,654,297   37,738,013

Note 17. Merger Agreement

   On August 21, 2000, the Company announced the engagement of Petrie Parkman & Co. LLP and FirstEnergy Capital Corporation of Canada to evaluate strategic alternatives available to the Company in an effort to maximize shareholder value. The Company and PetroCorp Incorporated announced on December 22, 2000 that they have executed a definitive agreement regarding the Company's merger into PetroCorp. In the merger, shareholders of the Company will, at their election, receive for each share of Southern Mineral stock $4.71 per share in cash, PetroCorp common stock or a combination of cash and stock, subject to certain adjustments. For both companies, the merger provides strategic and economic benefits. The operations of the two companies are very complementary, with PetroCorp primarily operating in the Gulf Coast and Mid-continent areas of the United States and the Company primarily operating in the Gulf Coast of the United States. PetroCorp and the Company both have significant oil and gas interests in the province of Alberta, Canada. Additionally, the combined company will benefit by having a substantially greater critical mass and cost savings resulting from the consolidation of operations. In connection with the merger, PetroCorp will not be obligated to issue more than four million shares of common stock. The merger is subject to customary conditions to closing, including obtaining shareholder and regulatory approvals and the voting of shareholders to elect to receive at least three million shares of PetroCorp stock. The transaction is anticipated to close by May 31, 2001.

Item 9.   Changes in and Disagreements With Accounting and Financial Disclosure.

     None.

                                   PART III

     Items 10 through 13 of this Part III are omitted since Southern Mineral expects to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 2000 a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. Items 10 through 13 are hereby incorporated by reference herein from such proxy statement. If, for any reason, such proxy statement is not filed within such period, this Form 10-K will be appropriately amended.

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

     Item 13.  Certain Relationships and Related Transactions

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   The following documents are filed as a part of this report:

    The following consolidated financial statements of Southern Mineral are included in Part II, Item 8. of this report:

                                                                           Page
                                                                          Number
                                                                          ------

Consolidated Statements of Operations...................................... F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Cash Flows...................................... F-4

Consolidated Statements of Stockholders' Equity............................ F-5

Notes to Consolidated Financial Statements................................. F-6

Independent Auditors' Report............................................... F-8

    (a)(2) Exhibits

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

2.3 Debtors' Second Amended Plan of Reorganization filed May 2, 2000 with the United States Bankruptcy Court for the Southern District of Texas, Victoria Division. (incorporated by reference to Exhibit 2.1 to Form 10-Q dated June 30, 2000 (Commission File No. 0-8043)).

2.4 Modification to Debtors' Second Amended Plan of Reorganization filed May 2, 2000, dated June 19, 2000. (incorporated by reference to Exhibit 2.2 to Form 10-Q dated June 30, 2000 (Commission File No. 0-8043)).

2.5 Second Modification to Debtors' Second Amended Plan of Reorganization filed May 2, 2000, dated June 29, 2000. (incorporated by reference to Exhibit 2.3 to Form 10-Q dated June 30, 2000 (Commission File No. 0-8043)).

2.6 Third Modification to Debtors' Second Amended Plan of Reorganization filed May 2, 2000, dated July 5, 2000. (incorporated by reference to Exhibit 2.4 to Form 10-Q dated June 30, 2000 (Commission File No. 0-8043)).

2.7 Findings of Fact and Conclusion of Law for the Confirmation of Debtors' Second Amended Plan of Reorganization filed May 2, 2000, as amended (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K, File Number 000-08043, filed with the Securities Exchange Commission on August 7, 2000).

Exhibit
Numbers            Description
-------            -----------
2.8 Order Confirming Debtors' Second Amended Plan filed on May 2, 2000, as amended (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K, File Number 000-08043, filed with the Securities Exchange Commission on August 7, 2000).

2.9 Warrant Agreement dated as of September 29, 2000 between Southern Mineral Corporation and American Stock Transfer & Trust Company, as Warrant Agent. (incorporated by reference to 2.1 to Form 10-Q dated September 30, 2000 (Commission File No. 0-8043)).

3.1 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit (a)(3)(b) of Item 14, Part IV of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1989 (Commission File No. 0-8043)).

3.2 Second Amended and Restated Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.3 to Form 10-Q dated June 30, 2000 (Commission File No. 0-8043)).

4.1 Series B Perpetual Warrant Certificate Representing Warrants to Purchase Shares of Common Stock, Par Value $.01 per share dated as of September 29, 2000. (incorporated by reference to Exhibit 4.1 to Form 10-Q dated September 30, 2000 (Commission File No. 0-8043)).

*10.1 Stock Option Agreement made as of December 31, 1994 between Southern
      Mineral Corporation and Steven H. Mikel (incorporated by reference to Exhibit (h) to the Company's annual report on Form 10-K for year ended December 31, 1994 (Commission File No. 0-8043)).

*10.2 Southern Mineral Corporation 1995 Non-Employee Director Compensation Plan
      (incorporated by reference to Exhibit (k) to the Company's annual report on Form 10-K dated December 31, 1994 (Commission File No. 0-8043)).

Exhibit
Numbers            Description
-------            -----------

*10.3 1996 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-8043)).

*10.4  1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit
       10.11 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-
       8043)).

 10.5 Joint Venture Agreement, dated October 1, 1995, between Southern Mineral Corporation and The Links Group, Inc. (incorporated by reference to
       Exhibit 10.12 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-8043)).

*10.6 Option Agreement, dated January 5, 1996, between Southern Mineral Corporation and Diasu Oil & Gas Company, Inc. covering the exploration joint venture (incorporated by reference to Exhibit 10.13 to Form 10-KSB dated December 31, 1995 (Commission File No. 0-8043)).

*10.7 Stock Option Agreement dated April 6, 1995, between Southern Mineral Corporation and Robert R. Hillery (incorporated by reference to Exhibit
       10.14 to Form 10-KSB dated December 31, 1995 (Commission File No.
       0-8043)).

 10.8 Subscription Agreement and Assumption of Obligations, dated January 5, 1995, between Southern Mineral Corporation and Gary L. Chitty, and Thomas
       J. McMinn (incorporated by reference to Exhibit 10.15 to Form 10-KSB/A-1 dated December 31, 1995 (Commission File No. 0-8043)).

*10.9 Incentive Stock Option Agreement between the Company and M.M. Jenson, Dated August 26, 1997 (incorporated by reference to Exhibit 10.17 to Form S-2 (Commission File No. 333-35843)).

Exhibit
Numbers                            Description
-------                            -----------
 10.11 Letter Agreement between the Company and Amerac, dated November 17, 1997 (incorporated by reference to Exhibit 10.18 to Form S-4 (Commission File No. 333-42045)).

 10.12 Letter Agreement between the Company and Amerac, dated November 21, 1997 (incorporated by reference to Exhibit 10.19 to Form S-4 (Commission File No. 333-42045)).

*10.13 1997 Stock Option Plan (incorporated by reference to Form S-8, filed
       April 28, 1998, Registration No. 333-51237 (Commission File No. 333-420450)).

*10.14 Neutrino Resources Inc. Employee Stock Savings Plan effective July 8,
       1998 (incorporated by reference to Exhibit 10.26 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043)).

*10.15 Amendment to Incentive Stock Option Agreement of the Registrant
       (incorporated by reference to Exhibit 10.28 to Form 10K dated December 31, 1998 (Commission File No. 0-8043)).

*10.16 Board Resolution of the Company establishing a Retention Plan in the event of a change of control of the Company dated January 7, 1999 (incorporated by reference to Exhibit 10.29 to Form 10-K dated December 31, 1998 (Commission File No. 0-8043)).

 10.17 Employment Agreement between Jeffrey W.C. Arsenych and Neutrino Resources, Inc., dated as of July 1, 1998 (incorporated by reference to Exhibit 10.30 to Form 10-K/A dated December 31, 1998 (Commission File No. 0-8043)).

 10.18 Employment Agreement between David W. Beckwermert and Neutrino Resources, Inc., dated as of July 1, 1998 (incorporated by reference to Exhibit
       10.31 to Form 10-K/A dated December 31, 1998 (Commission File
       No. 0-8043)).

 10.19 Stock Purchase Agreement, dated July 20, 1999, among EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., Energy Capital Investment Company PLC, BOCP Energy Partners, L.P. and the Registrant (incorporated by reference to Exhibit 10.32 to Form S-4 (Commission File No. 333-83345)).

 10.20 Purchase and Sale Agreement, July 9, 1999, between the Registrant, Amerac Energy Corporation and ANR Production Company (incorporated by reference to Exhibit 10.34 to Form S-4 (Commission File No. 0-8043)).

 10.21 Agreement of Purchase and Sale, dated February 16, 2000, between Neutrino Resources, Inc. and Star Oil and Gas Ltd (incorporated by reference to
       Exhibit 10.1 to Form 8-K dated March 16, 2000 (Commission File
       No. 0-8043)).

Exhibit
Numbers                          Description
-------                          -----------
 10.22 Credit Agreement, dated August 23, 2000, between Southern Mineral Corporation, SMC Ecuador, Inc., SMC Production Co., BEC Energy, Inc. and Spruce Hills production Company, Inc. and Bank One, Texas national Association for Reducing Revolving Line of Credit up to $30,000,000. (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 30, 2000 (Commission File No. 0-8043)).

 10.23 Credit Agreement, dated August 29, 2000, between Neutrino Resources, Inc. and Bank One Canada for U.S. $30,000,000 Revolving Credit Facility. (incorporated by reference to 10.2 to Form 10-Q dated September 30, 2000 (Commission File No. 0-8043)).

 21.1  Subsidiaries of the Company (filed herewith).

 23.1  Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

 23.2  Consent of Chapman Petroleum Engineering, Ltd. (filed herewith).

 23.3  Consent of Gilbert Laustsen Jung Associates Ltd. (filed herewith).

    * Management Contracts, Plans or Arrangements under Item 601(b)(10)(iii)(A) of regulation S-K.

  (a)  Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      SOUTHERN MINERAL CORPORATION


                                      BY:           /s/ Steven H. Mikel
                                          --------------------------------------
                                                        Steven H. Mikel
                                           President and Chief Executive Officer

Date: March 15, 2001

Pursuant with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: March 15, 2001

Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Steven H. Mikel                  President and Chief        March 15, 2001
------------------------------       Executive Officer
       Steven H. Mikel


/s/ Michael E. Luttrell              Vice President-Finance     March 15, 2001
------------------------------       and Chief Financial
      Michael E. Luttrell            Officer and Accounting
                                     Officer

/s/ John C. Capshaw                  Director                   March 15, 2001
------------------------------
       John C. Capshaw

/s/ Paul J. Coughlin, III            Director                   March 15, 2001
------------------------------
     Paul J. Coughlin, III

/s/ David E. Fite                    Director                   March 15, 2001
------------------------------
        David E. Fite

/s/ Thomas R. Fuller                 Director                   March 15, 2001
------------------------------
       Thomas R. Fuller

/s/ James L. Payne                   Director                   March 15, 2001
------------------------------
       James L. Payne

/s/ Myron M. Sheinfeld               Director                   March 15, 2001
------------------------------
      Myron M. Sheinfeld

/s/ Donald H. Wiese, Jr.             Director                   March 15, 2001
------------------------------
     Donald H. Wiese, Jr.