Form 10-K/A
period 2000-12-31
SOUTHERN MINERAL CORP
filed 2001-03-29
CIK 92223

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

   Costs incurred in oil and gas property acquisition, exploration and development activities were as follows (in thousands):

                                      United States Ecuador Canada    Total
                                      ------------- ------- ------- ---------
As of December 31, 2000
Property acquisition costs
  Proved.............................    $   184     $ --   $   389 $     573
  Unproved...........................        213       44        --       257
Exploration costs....................         59       --       452       511
Development cost (a).................      3,406       --     1,805     5,211
                                         -------     ----   ------- ---------
    Total costs incurred.............    $ 3,862     $ 44   $ 2,646 $   6,552
                                         =======     ====   =======
Less: Certain exploration expenses
 and other items.....................                                    (506)
                                                                    ---------
Total capital expenditures per
 statement of cash flows.............                               $   6,046
                                                                    =========

As of December 31, 1999
Property acquisition costs
  Proved.............................    $    --     $ --   $    -- $      --
  Unproved...........................          8       --        --         8
Exploration costs....................         50       --        93       143
Development cost.....................      2,020        3       931     2,954
                                         -------     ----   ------- ---------
    Total costs incurred.............    $ 2,078     $  3   $ 1,024 $   3,105
                                         =======     ====   =======
Less: Certain exploration expenses
 and other items.....................                                    (151)
                                                                    ---------
Total capital expenditures per
 statement of cash flows.............                               $   2,954
                                                                    =========

As of December 31, 1998
Property acquisition costs
  Proved.............................    $22,885     $ --   $50,452 $  73,337
  Unproved...........................      1,979       --     3,812     5,791
Exploration costs....................      4,150       --       923     5,073
Development cost.....................      3,838      505     1,410     5,753
                                         -------     ----   ------- ---------
    Total costs incurred.............    $32,852     $505   $56,597 $  89,954
                                         =======     ====   =======
Less: Certain exploration expenses,
 non-cash consideration and other
 items...............................                                (26,455)
                                                                    ---------
Total capital expenditures per
 statement of cash flows.............                               $  63,499
                                                                    =========

    (a) Includes approximately $1,017 of costs for development of costs for development of properties previously classified as proved undeveloped properties.

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

   The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves as of December 31 (in thousands):

                                    United States Ecuador   Canada     Total
                                    ------------- -------  --------  ---------
At December 31, 2000
Future cash inflows...............    $393,777    $ 7,249  $163,186  $ 564,212
Future production costs...........     (76,260)    (3,801)  (29,023)  (109,084)
Future development costs (a)......     (11,131)       (27)   (1,227)   (12,385)
Future income taxes...............     (87,097)      (174)  (54,122)  (141,393)
                                      --------    -------  --------  ---------
  Future net cash flows...........     219,289      3,247    78,814    301,350
10% Annual discount...............     (93,695)      (804)  (34,482)  (128,981)
                                      --------    -------  --------  ---------
Standardized measure of discounted
 future net cash flows............    $125,594    $ 2,443  $ 44,332  $ 172,369
                                      ========    =======  ========  =========

At December 31, 1999
Future cash inflows...............    $142,872    $ 8,015  $127,246  $ 278,133
Future production costs...........     (46,156)    (5,060)  (41,415)   (92,631)
Future development costs..........      (8,763)       (31)   (1,544)   (10,338)
Future income taxes...............      (8,806)        --   (24,916)   (33,722)
                                      --------    -------  --------  ---------
  Future net cash flows...........      79,147      2,924    59,371    141,442
10% Annual discount...............     (34,506)      (839)  (24,842)   (60,187)
                                      --------    -------  --------  ---------
Standardized measure of discounted
 future net cash flows............    $ 44,641    $ 2,085  $ 34,529  $  81,255
                                      ========    =======  ========  =========

At December 31, 1998
Future cash inflows...............    $142,303    $    --  $ 91,260  $ 233,563
Future production costs...........     (42,945)        --   (34,968)   (77,913)
Future development costs..........      (7,597)        --    (1,306)    (8,903)
Future income taxes...............     (13,061)        --    (9,423)   (22,484)
                                      --------    -------  --------  ---------
  Future net cash flows...........      78,700         --    45,563    124,263
10% Annual discount...............     (35,241)        --   (18,312)   (53,553)
                                      --------    -------  --------  ---------
Standardized measure of discounted
 future net cash flows............    $ 43,459    $    --  $ 27,251  $  70,710
                                      ========    =======  ========  =========

    (a) Includes $8,973 of development costs for proved undeveloped properties for 2001 and does not include any such costs in 2002 and 2003.

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

Date: March 28, 2001

Pursuant with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date: March 28, 2001

Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Steven H. Mikel                  President and Chief        March 28, 2001
------------------------------       Executive Officer
       Steven H. Mikel


/s/ Michael E. Luttrell              Vice President-Finance     March 28, 2001
------------------------------       and Chief Financial
      Michael E. Luttrell            Officer and Accounting
                                     Officer

/s/ Paul J. Coughlin, III            Director                   March 28, 2001
------------------------------
     Paul J. Coughlin, III

/s/ Thomas R. Fuller                 Director                   March 28, 2001
------------------------------
       Thomas R. Fuller

/s/ James L. Payne                   Director                   March 28, 2001
------------------------------
       James L. Payne

/s/ Myron M. Sheinfeld               Director                   March 28, 2001
------------------------------
      Myron M. Sheinfeld

/s/ Donald H. Wiese, Jr.             Director                   March 28, 2001
------------------------------
     Donald H. Wiese, Jr.