Form 10-K/A
period 2000-12-31
SOUTHERN MINERAL CORP
filed 2001-04-30
CIK 92223

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 2

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-8043

                          SOUTHERN MINERAL CORPORATION
             (Exact name of registrant as specified in its charter)

                     NEVADA                         36-2068676
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

       1201 LOUISIANA STREET, SUITE 3350
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

                         COMMON STOCK, PAR VALUE $0.01
                           SERIES B PERPETUAL WARRANT
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               [X] Yes        [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 23, 2001, 12,283,195 shares of Common Stock were outstanding and the aggregate market value of these shares at such date (based upon the last reported sales price on the OTC Bulletin Board of $4.50 per share) held by non-affiliates of the Registrant was approximately $45,827,253. As of April 23, 2001, 3,667,829 Series B Perpetual Warrants were outstanding and the aggregate market value of these warrants at such date (based upon the last reported sales price on the OTC Bulletin Board of $0.56 per share) held by non-affiliates of the Registrant was approximately $1,811,256. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

    Directors and executive officers of Southern Mineral Corporation (the "Company") and their ages as of April 23, 2001 are as follows:

                         Director
                          since   Age   Position

  John C. Capshaw          2000    68   Director
  Paul J. Coughlin, III    2000    36   Chairman of the Board of Directors
  David E. Fite            2000    51   Director
  Thomas R. Fuller         1995    53   Director
  James L. Payne           2000    64   Director
  Myron M. Sheinfeld       2000    71   Director
  Donald H. Wiese, Jr.     1995    58   Director
  Steven H. Mikel           N/A    49   President, Chief Executive Officer and Secretary
  Michael E. Luttrell       N/A    51   Vice President-Finance and Chief Financial Officer

    John C. Capshaw, 68, served as Chief Executive Officer and President of UMC Petroleum Corporation during the period from 1988 until 1989. Prior to that, he was employed by United Gas Inc. (later Entex, Inc.) to head the diversification of this major gas distribution utility into the oil and gas exploration,
production and contract drilling business.   Mr. Capshaw formed General
Producing Company (GPC) in 1987 to purchase Big Chief Drilling Company and all of Entex's ownership in Entex Energy Development, its master limited partnership. Following the sale of GPC to United Meridian Corporation, Mr. Capshaw headed the company until it was combined with MCO Resources. Since 1989, Mr. Capshaw has been engaged as a private investor and has served as the CEO and President of Hadson Energy Resources, and as a director of Hadson Energy Resources. Mr. Capshaw attended Colorado School of Mines, where he earned his petroleum engineering degree, and received a masters degree in petroleum engineering from the University of Texas. Mr. Capshaw was named a director the Company in 2000 in connection with its bankruptcy reorganization.

    Paul J. Coughlin, III, 36, is a founder and General Partner of CoMac Partners, L.P., a private investment fund. Prior to founding CoMac, he worked in the Distressed Securities Group for Whitehead/Sterling in Stamford, Connecticut and with Alan B. Slifka & Company in New York City in the Distressed Securities Group. He began his career with Irving Trust Company prior to moving to Deltec Securities. Mr. Coughlin received his BA in Economics from Georgetown University, Washington, D.C. Mr. Coughlin was named a director and chairman of the board of the Company in 2000 in connection with its bankruptcy reorganization.

    David E. Fite, 51, has owned Fite Oil & Gas since 1987. Mr. Fite has been involved in operating properties and gathering systems in the northwest Louisiana and southern Arkansas area for over 20 years. He is a former Director of the Louisiana Independent Oil & Gas Association. Mr. Fite has worked with various industrial consumers of natural gas in Arkansas, California, Louisiana, Ohio and Texas to develop new and innovative strategies for acquiring and transporting natural gas supplies and reserves. Mr. Fite was Founder and Chairman of the Board of SJL, Inc. and Carried Cable Limited in Shreveport, Louisiana. Mr. Fite earned a BS in Business Administration from the University of Southern Mississippi at Hattiesburg, Mississippi. Mr. Fite was named a director of the Company in 2000 in connection with its bankruptcy reorganization.

    Thomas R. Fuller, 53, is a partner in Diverse Energy Investments, an oil and gas property acquisitions company formed in 1985. He formerly held positions with Hillin Oil Company, First City National Bank and Exxon Company, U.S.A., and has consulted for various companies on oil and gas matters. Mr. Fuller started accumulating oil and gas interests for his own account in 1975. He holds a BS in petroleum engineering from the University of Wyoming (1970), and is a graduate of the Graduate School of Banking in Louisiana State University (1978). Mr. Fuller is a Registered Professional Engineer in Texas and is a Director and past President of the Houston Producers' Forum. He has been a Director of the Company since 1995 and is chairman of the Nominating Committee.

    James L. Payne, 63, retired as Vice Chairman of Devon Energy Corporation in April 2001. Prior to its merger with Devon in 2000, Mr. Payne was Chief Executive Officer and Chairman of Santa Fe Snyder Corporation. Prior to the merger of Santa Fe Energy Resources and Snyder Oil Corporation, Mr. Payne served as Chairman and Chief Executive Officer of Santa Fe Energy Company. Mr. Payne joined Santa Fe Energy Company, then a wholly owned subsidiary of Santa Fe Pacific Corporation, in 1982 as Senior Vice President of Exploration and Land. Mr. Payne was named President in 1986 and Chairman in 1990, when the company became publicly traded. Previous to that, Mr. Payne worked for Chevron Oil and served at various exploration assignments internationally and in the southwest and western United States. Mr. Payne also serves on the board of directors of both Nabors Industries and BJ Services Company of Houston. He previously served on the boards of Pool Energy Services, Hadson Co., Santa Fe Energy Partners, L.P. and Monterrey Resources. Mr. Payne graduated from the Colorado School of Mines in 1959. He was awarded that school's Cecil H. Green Award in geophysics on graduation and in 1993 he became a School of Mines Distinguished Achievement Medallist. In 1974, he received an MBA from Golden Gate University and in 1983 he completed the Stanford Executive Program. Mr. Payne was named a director of the Company in 2000 in connection with its bankruptcy reorganization and is chairman of the Compensation Committee.

   Myron M. Sheinfeld, 71, became Senior Counsel at Akin, Gump, Strauss, Hauer & Feld, L.L.P., in April 2001. Prior to that he was counsel to the law firm of Sheinfeld, Maley & Kay, a professional corporation located in Houston, Texas with which he was affiliated for over 31 years. Mr. Sheinfeld was an adjunct professor of law at the University of Texas, School of Law from 1975 to 1991, and has been a contributing author to numerous legal publications, and a contributor, co-editor and co-author of Collier On Bankruptcy Tax for Matthew Bender & Co., Inc. Mr. Sheinfeld is a member of the Board of Editors of "The Practical Lawyer", a member of the Board of Trustees of Third Avenue Trust (a registered investment company), and a Director of Nabors Industries, Inc. Mr. Sheinfeld was named a director of the Company in 2000 in connection with its bankruptcy reorganization and is chairman of the Audit Committee and a member of the Compensation Committee.

     Donald H. Wiese, Jr., 58, is a partner with Diverse Energy Investments and, since 1980, has been President of Heathery Resources, Inc., an oil and gas consulting company. Mr. Wiese was previously retained by Primary Fuels, Inc. to establish and manage its oil and gas acquisitions program where he was responsible for the acquisition of $240 million in producing properties. He held executive positions as President of Nord Petroleum Corporation and as Vice President of American Express's international oil and gas project financing group. His technical training includes evaluation and appraisal experience as Vice President of DeGolyer and MacNaughton, and oil and gas operations with Texaco, Inc. Mr. Wiese is a graduate of New Mexico State University and is a Registered Professional Engineer. Mr. Wiese has been a Director of the Company since 1995.

    Steven H. Mikel, 49, has been the Company's President and Chief Executive Officer since January 1995 and was a director from January 1995 to July 2000.
He has also been the Company's Secretary since April 1999. From May 1993 to December 1994, he was an independent consultant in the oil and gas industry, acting as a financial advisor to small and medium-sized independent oil and gas companies in their capital formation activities. Mr. Mikel was a co-founder and served as the Managing Director of Resource Investors Management Company (RIMCO), an oil and gas investment management company, from October 1985 to April 1993. He began his career as a corporate finance attorney in Hartford, Connecticut, and then worked in finance with Aetna Life and Casualty, where he specialized in natural resource industries. Mr. Mikel received his B.A. and J.D. degrees from Syracuse University and his M.B.A. from the University of Connecticut.

    Michael E. Luttrell, 51, joined the Company in 1999 and is the Vice President-Finance and Chief Financial Officer. Mr. Luttrell has a broad general management, financial and administrative background with over 25 years of experience. His experience is in a variety of industries through both public accounting and managerial roles in privately held firms and publicly traded entities. From June 1998 to May 1999, Mr. Luttrell was Senior Vice President and Chief Financial officer of Centas Technical Services, L.L.C., a Houston based international oil and gas company, and was self employed from 1993 to 1998 focusing most recently on the consolidation of fragmented industries. From 1986 to 1993, Mr. Luttrell was Executive Vice President and Chief Financial Officer of Geodyne Resources, Inc. which was a publicly traded energy firm, affiliated with PaineWebber Incorporated. Geodyne formed 29 publicly registered limited partnerships with total subscriptions of $568 million from 50,000 limited partners to acquire producing oil and gas properties. In addition, Mr. Luttrell has held various positions in public accounting firms including KPMG Peat Marwick and privately held energy firms including oil and gas exploration and production and contract drilling companies, which included Snyder Exploration Company and Nicklos Oil and Gas Company. Mr. Luttrell earned a Bachelor of Business Administration in Accounting from the University of Texas in 1972 and became a Certified Public Accountant in the State of Texas in 1974.

Terms of Office

    Each of the Company's directors will hold office until the Company's next Annual Meeting of Stockholders subsequent to the one-year anniversary of the Company's reorganization or until his successor is duly elected and qualified. All executive officers of the Company serve at the discretion of the Board of Directors.

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

    Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2000, the Company believes that all of the Company's executive officers and directors complied with Section 16(a) reporting requirements during 2000 except as follows: each of Messrs. Capshaw, Fite, Sheinfield and Payne failed to file a Form 3 on a timely basis, and Messrs. Fite and Payne failed to file a Form 4 for the month September 2000 on a timely basis.

Item 11.  Executive Compensation.

Director Compensation

    The Company reimburses each director for his actual and necessary expenses reasonably incurred in connection with attending meetings of the Board of Directors and its committees. In April 1997, the Board of Directors adopted the 1997 Non-Employee Director Compensation Plan, which is effective through May 2002. Under the Plan, non-employee directors received 1,000 shares of Common Stock for each Board of Directors meeting attended, including telephonic meetings until July 2000. Beginning in August 2000, non-employee directors received a grant of 10,000 shares, 2,500 shares quarterly and 1,000 shares quarterly to the chairman of the board and committee chairmen. No retainer or other compensation for serving as a director of the Company was paid during 2000.

Executive Officer Compensation

    The following table reflects all forms of compensation for Steven H. Mikel and Michael E. Luttrell's services to the Company paid during the three years ended December 31, 2000:

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                  Long-Term Compensation
                                -------------------------------------    ------------------------
                                                                     Awards               Payouts
                                                          ------------------------      ----------
                                                             Other                      Securities
                                                             Annual       Restricted    Underlying       LTIP      All Other(1)
Name and Principal                                       Compensation        Stock       Options/      Payouts      Compensation
 Position              Year    Salary ($)    Bonus ($)        ($)         Awards ($)     SARs (#)        ($)             ($)
------------------     ----   ------------   ---------   ------------     -----------   ----------     -------     -------------
Steven H. Mikel        2000      $175,000          --                --           --            --           --               $770
  President, Chief     1999      $175,000          --                --           --            --           --               $693
  Executive Officer    1998      $175,000          --                --           --            --           --               $515
  and Secretary
Michael E.             2000      $150,000    $112,500                --           --                         --               $885
  Luttrell(2)          1999      $ 77,083          --                --           --        20,000           --               $796
  Vice President-
  Finance & CFO

(1) Includes amounts per year computed in accordance with Internal Revenue Service guidelines for premiums paid on term life insurance exceeding $50,000 in coverage. Substantially all employees of the Company are covered by term life insurance policies.

(2)  Mr. Luttrell has been employed by the Company since June 1, 1999.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND OPTION/SAR VALUE AT DECEMBER 31, 2000

                                                                                   Value of Unexercised
                                         Number of Securities Underlying                 In-the-
                                             Unexercised Options/SARs             Money Options/SARs at
                     Shares                    at December 31, 2000                December 31, 2000(1)
                    Acquired   Value     --------------------------------      ---------------------------
        Name           On     Realized   Exercisable        Unexercisable      Exercisable   Unexercisable
--------------------   --     --------   -----------        -------------      -----------   -------------
Steven H. Mikel         0         $0        92,000                0              $     0              $0
Michael E. Luttrell     0         $0        20,000                0              $28,124              $0

(1) Based upon the last sales price of $3.9062 per share on December 31, 2000, as reported in the consolidated reporting system for OTC Bulletin Board.

Simplified Employee Pension Plan

   In 1995, the Company adopted a Simplified Employee Pension Plan. The Pension Plan allows employees to defer part of their salary. Employer contributions are optional, and the Company will determine annually whether it will contribute and at what level. The maximum amount that can be contributed annually per Pension Plan participant, particularly from a combination of salary deferrals plus optional contributions by the Company, is $22,500. The Company made no contributions in 1998, 1999 or 2000.

Employment Contracts and Change in Control Arrangements

   Pursuant to a severance plan established by resolution of the Board of Directors effective October 1999, Messrs. Mikel and Luttrell are entitled to one and one-half year's salary, in a lump sum, upon termination without cause or resulting from a change of control with reduction in responsibilities prior to June 1, 2001, unless extended by the board of directors. Pursuant to this severance plan, Messrs. Mikel and Luttrell would be entitled to receive payments of $262,500 and $225,000, respectively. Pursuant to an employee retention plan adopted by the Board of Directors on September 6, 2000, Messrs. Mikel and Luttrell are entitled to receive payments of $175,000 and $150,000, respectively, should a merger be consummated prior to June 1, 2001 or such later date if extended by the board of directors.

Compensation Committee

   The Compensation Committee reviews and recommends to the Board of Directors compensation and benefits of all officers of the Company and reviews general policy relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the issuance of stock options. The following persons served on the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 2000: Howell H. Howard from January to July 2000 and James L. Payne, Myron M. Sheinfeld and David E. Fite were elected in August 2000. The Compensation Committee met once in 2000.

Compensation Committee Interlocks and Insider Participation

     No executive officer or director of the Company serves as an executive officer, director, or member of a compensation committee of any other entity, for which an executive officer, director, or member of such entity is a member of the Board of Directors or the Compensation Committee of the Company.

Report on Executive Compensation

     The Compensation Committee of the Board of Directors determines the compensation of the executive officers named in the Summary Compensation Table. The Compensation Committee has furnished the following report on executive compensation.

     Compensation Philosophy

     As members of the Compensation Committee, it is our duty to administer the executive compensation program for the Company. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of the Company, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation. The Company's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operations, financial and strategic objectives and increases in shareholder value. The Compensation Committee regularly reviews the compensation packages of the Company's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, the Company's financial performance, the market compensation for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of the Company's compensation programs for executive officers are described below.

     Compensation Structure

     The base compensation for the executive officers of the Company named in the Summary Compensation Table is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing the Company's executive compensation program are: (1) to compensate the executive officers of the Company and its subsidiaries fairly for their contributions to the Company's short-term and long-term performance, and (2) to allow the Company to attract, motivate and retain the management personnel necessary to the Company's success by providing an executive compensation program comparable to that offered by companies with which the Company competes for management personnel. The elements of the Company's executive compensation program are (a) annual base salaries, (b) annual bonuses and (c) equity incentives. The Compensation Committee based their decisions on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance and the length of time the executive has been in the position.

     Executive Compensation Deductibility

     The Company intends that amounts paid pursuant to the Company's compensation plans generally will be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

                    Compensation Committee
                    of the Board of Directors

                    David E. Fite
                    James L. Payne
                    Myron M. Sheinfeld

Stock Performance

    The following compares the performance of the Company's Common Stock to the Standard & Poor's 500 Stock Index ("S&P 500 Index") and to the Standard & Poor's Oil & Gas Index ("S&P Oil & Gas Small Cap"). The table assumes that the amount of investment was $100 on December 31, 1995 and that any dividends were reinvested.

                                  12/31/95    12/31/96    12/31/97    12/31/98    12/31/99    12/31/00
                                  --------    --------    --------    --------    --------    --------
Southern Mineral Corporation          100 %       392 %       367 %        48 %        13 %        52 %
S&P 500                               100 %       123 %       164 %       211 %       255 %       232 %
S&P Oil & Gas Small Cap               100 %       171 %       154 %        93 %       117 %       230 %

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, as of April 23, 2001, the number of shares of the Company's Common Stock owned by each director and director nominee of the Company, executive officer named in the Summary Compensation Table above, and all of the Company's directors and executive officers as a group. Based on publicly-available filings with the Securities and Exchange Commission, the Company knows of no person or entity, other than those listed below, who is the holder of more than five percent of its voting securities. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder, and is a United States citizen.

                                                               Amount and
                                             Nature of          Percent
Name and Address of Beneficial Owner    Beneficial Ownership   of Class
------------------------------------    --------------------   -----------
John C. Capshaw.........                      17,000                *
Paul J. Coughlin, III...                   1,737,877(1)           14.2%
David E. Fite...........                      34,686                *
Thomas R. Fuller........                     256,888(2)            2.1%
Michael E. Luttrell.....                      51,425(3)             *
Steven H. Mikel.........                     285,707(4)            2.3%
James L. Payne..........                      20,000                *
Myron M. Sheinfeld......                      20,000                *
Donald H. Wiese, Jr.....                     250,853(5)            2.0%
PetroCorp Incorporated
 6733 South Yale
 Tulsa, Oklahoma 74136                        738,836              6.0%
All Directors and Officers
 as a group (9 persons)..                   2,651,025             21.8%
--------------------
*    Less than one percent of outstanding Common Stock.

(1) Includes 1,722,377 shares held by CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac International, N.V., CoMac Opportunities Fund, L.P., and Coughlin Partners, L.P., partnerships controlled by Mr. Coughlin, and 69,144 shares owned by Mr. Coughlin's wife, of which Mr. Coughlin possesses voting and dispositive power.

(2) Includes 75,397 shares held by Michmatt, Inc., a corporation controlled by Mr. Fuller, and 1,584 shares issuable upon exercise of presently exercisable options held by Mr. Fuller, 13,915, shares issuable upon exercise of presently exercisable options held by Michmatt, 22,223 shares issuable upon exercise of presently exercisable warrants held by Mr. Fuller and 105,305 shares issuable upon exercise of presently exercisable warrants held by Michmatt.

(3) Includes 20,000 shares issuable upon exercise of presently exercisable options and 27,825 shares issuable upon exercise of presently exercisable warrants held by Mr. Luttrell.

(4) Includes 92,000 shares issuable upon exercise of presently exercisable options, 4,610 shares held in trusts for his children of which Mr. Mikel is trustee and possesses voting and dispositive power, and 152,097 shares issuable upon exercise of presently exercisable warrants held by Mr. Mikel.

(5) Includes 73,897 shares held by DHW Energy, Inc., a corporation controlled by Mr. Wiese, and 1,584 shares issuable upon exercise of presently exercisable options held by Mr. Wiese and 13,915 shares issuable upon exercise of presently exercisable options held by DHW Energy, and 22,458 shares issuable upon exercise of presently exercisable warrants held by Mr. Wiese and 103,535 shares issuable upon exercisable of presently exercisable warrants held by DHW Energy.

Item 13.  Certain Relationships and Related Transactions.

    SMC Production Company, a wholly - owned subsidiary of the Company, owns an 18.906% interest in Diverse GP III ("Diverse"), a general partnership. Two of the Company's directors are managers of Diverse and through various entities own the majority of the remaining interest in Diverse.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    SOUTHERN MINERAL CORPORATION

Date: April 30, 2001                BY: /s/ Steven H. Mikel
     ----------------------            -------------------------------------
                                                   Steven H. Mikel
                                       President and Chief Executive Officer

     Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Steven H. Mikel
--------------------------     President and Chief              April 30, 2001
    Steven H. Mikel             Executive Officer and
                                Secretary
/s/ Michael E. Luttrell
--------------------------     Vice President-Finance           April 30, 2001
    Michael E. Luttrell         and Chief Financial Officer
                                and Accounting Officer

/s/ John C. Capshaw
--------------------------     Director                         April 30, 2001
      John C. Capshaw

/s/ Paul J. Coughlin, III
--------------------------     Director and Chairman            April 30, 2001
   Paul J. Coughlin, III        of the Board of Directors


/s/ David E. Fite
--------------------------     Director                         April 30, 2001
       David E. Fite

/s/ Thomas R. Fuller
--------------------------     Director                         April 30, 2001
     Thomas R. Fuller

/s/ James L. Payne
--------------------------     Director                         April 30, 2001
      James L. Payne

/s/ Myron M. Sheinfeld
--------------------------     Director                         April 30, 2001
    Myron M. Sheinfeld

/s/ Donald H. Wiese, Jr.
--------------------------     Director                         April 30, 2001
   Donald H. Wiese, Jr.