Form 10-Q
period 2001-03-31
SOUTHERN MINERAL CORP
filed 2001-05-14
CIK 92223

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

     [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO ________

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

                          Yes   X             No
                              -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2001, 12,283,939 shares of Common Stock and 3,667,115 Series B Perpetual Warrants outstanding.

===============================================================================

                          SOUTHERN MINERAL CORPORATION
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I.   FINANCIAL INFORMATION


Item 1.  Unaudited Consolidated Financial Statements

Consolidated Financial Statements:

   Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000................  3
   Unaudited Consolidated Statements of Operations for the three months ended
     March 31, 2001 and 2000.........................................................................  4
   Unaudited Consolidated Statements of Cash Flows for the
     three months ended March 31, 2001 and 2000......................................................  5

   Notes to Consolidated Unaudited Financial Statements..............................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....... 13

   Liquidity and Capital Resources
   Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk................................... 19

PART II.  OTHER INFORMATION.......................................................................... 20

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

Item 6.  Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

              ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                            MARCH 31,        DECEMBER 31,
                                                                                              2001               2000
                                                                                           ------------      ------------
                                      ASSETS                                                (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents..........................................................       $   1,729         $   1,207
   Receivables, net...................................................................           5,984             6,050
   Other..............................................................................             571               500
                                                                                           ------------      ------------
              Total current assets....................................................           8,284             7,757

PROPERTY AND EQUIPMENT, AT COST USING SUCCESSFUL
   EFFORTS METHOD FOR OIL AND GAS ACTIVITIES
     Oil and gas producing properties.................................................         114,832           115,705
     Unproven properties..............................................................           4,959             4,541
     Office equipment.................................................................             566               567
     Accumulated depreciation, depletion and amortization.............................         (48,285)          (47,277)
                                                                                           ------------      ------------
                                                                                                72,072            73,536
OTHER ASSETS..........................................................................           1,135               603
                                                                                           ------------      ------------
              Total assets............................................................       $  81,491         $  81,896
                                                                                           ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...................................................................       $   3,367         $   3,362
   Accrued liabilities................................................................           3,597             3,446
   Derivative hedging liability.......................................................           1,485               ---
                                                                                           ------------      ------------
              Total current liabilities...............................................           8,449             6,808
                                                                                           ------------      ------------
LONG-TERM LIABILITIES
   Bank debt..........................................................................          14,851            16,814
   Derivative hedging liability.......................................................           1,029               ---
   Deferred Income Taxes..............................................................           6,504             6,490
                                                                                           ------------      ------------
              Total liabilities.......................................................          30,833            30,112
                                                                                           ------------      ------------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; authorized 5,000,000 shares at March 31, 2001; none issued
    Common stock, par value $.01 per share; authorized 50,000,000 shares at March 31, 2001; issued 12,260,460 and 12,231,960 at March 31, 2001 and December 31,2000, respectively;
      outstanding 12,242,215 and 12,213,715
      shares at March 31, 2001 and December 31, 2000, respectively...................              123               122
    Additional paid-in capital.......................................................           61,906            61,794
    Accumulated other comprehensive loss-Derivative hedging loss.....................           (1,844)              ---
    Accumulated other comprehensive loss-foreign currency translation adjustment.....           (2,445)           (1,283)
    Retained deficit.................................................................           (7,030)           (8,797)
    Less: Treasury stock.............................................................              (52)              (52)
                                                                                           ------------      ------------
              Total stockholders' equity.............................................           50,658            51,784
                                                                                           ------------      ------------
              Total liabilities and stockholders' equity.............................        $  81,491         $  81,896
                                                                                           ============      ============

   The accompanying notes to consolidated financial statements of Southern Mineral Corporation and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                   (in thousands, except per share amounts)

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                ------------------------
                                                                                                  2001           2000
                                                                                                ---------      ---------
                                                                                                      (UNAUDITED)
REVENUE
  Oil and gas..............................................................................     $   8,827      $   7,412

EXPENSES
  Production...............................................................................         2,088          1,973
  Exploration..............................................................................            33            218
  Depreciation, depletion and amortization.................................................         1,825          1,918
  General and administrative...............................................................           972            601
  Restructuring and bankruptcy expenses....................................................           484            852
                                                                                                ---------      ---------
                                                                                                    5,402          5,562
                                                                                                ---------      ---------
Income from operations.....................................................................         3,425          1,850

Other income, expenses and deductions
  Interest and other income (expense)......................................................          (190)            72
  Interest and debt expense................................................................          (621)          (557)
                                                                                                ---------      ---------
Income before income taxes.................................................................         2,614          1,365
Provision for foreign, federal and state income taxes
  Current provision........................................................................           586             75
  Deferred provision.......................................................................           260            116
                                                                                                ---------      ---------
                                                                                                      846            191
                                                                                                ---------      ---------
Net income.................................................................................     $   1,768       $  1,174
                                                                                                =========      =========
Net income per share-basic.................................................................     $     .14       $    .45
                                                                                                =========      =========
Net income per share-diluted...............................................................     $     .14       $    .45
                                                                                                =========      =========
Weighted average number of shares outstanding-basic........................................        12,242          2,583
                                                                                                =========      =========
Weighted average number of shares outstanding-diluted......................................        12,274          2,591
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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (in thousands)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                 --------------------------
                                                                                                    2001             2000
                                                                                                 ---------        ---------
                                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................................................      $   1,768        $   1,174
  Adjustments to net income................................................................          2,629            2,946
                                                                                                 ---------        ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES....................................          4,397            4,120

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of properties........................................................          9,335              ---
  Capital expenditures.....................................................................         (1,984)          (1,907)
                                                                                                 ---------        ---------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........................         (1,984)           7,428

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of bank debt....................................................................         (1,879)             ---
  Payments on note payable.................................................................        (11,246)
  Loan acquisition costs...................................................................            (12)             (20)
                                                                                                 ---------        ---------
              NET CASH USED IN FINANCING ACTIVITIES........................................         (1,891)         (11,266)
                                                                                                 ---------        ---------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................            522             282
                                                                                                 ---------        ---------
Cash and cash equivalents at beginning of period...........................................          1,207           1,981
                                                                                                 ---------        ---------
Cash and cash equivalents at end of period.................................................      $   1,729        $  2,263
                                                                                                 =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest...................................................................      $     359        $    551
  Cash paid for taxes......................................................................            116              25

NON-CASH  ACTIVITIES

  Directors' fees paid in stock............................................................      $      85        $      7

   The accompanying notes to consolidated financial statements of Southern
Mineral Corporation   and subsidiaries are an integral part of these statements.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, though the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 2000. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and statements of cash flows for the three months then ended have been included.

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

  Beginning in the fourth quarter of 1999 through the second quarter of 2000 the consolidated financial statements of the Company and its subsidiaries were presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance on financial reporting by entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns under the Bankruptcy Code. SOP 90-7 generally requires the reclassification of the consolidated balance sheet, statement of operations and cash flows to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

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

  Earnings per share have been calculated on the restated weighted average number of shares outstanding for the three months ended March 31, 2000 and 2001, respectively. For the quarters ended March 31, 2001 and 2000, respectively, the issuance or conversion of potential common shares of 4,087,437 and 1,930,000 would have had an antidilutive effect on the diluted earnings per share calculation and therefore were not considered in the calculation of the diluted weighted average number of shares outstanding.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  Change in Accounting Method - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

  Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $0.2 million of derivative assets and $3.3 million of derivative liabilities and $2.7 million, net of taxes, of hedging losses included in accumulated other comprehensive income, a component of stockholders' equity, as the cumulative effect of the change in accounting principle. The cumulative effect of the accounting change did not have a material effect on the Company's net income and had no effect on earnings per share amounts. Amounts were determined as of January 1, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

  From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. These transactions generally are swaps, collars or options and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil. Through December 31, 2000, gains and losses from these financial instruments have been recognized in revenues during the periods to which the derivative financial instruments relate.

Reclassifications - Certain amounts in prior financial statements have been reclassified to conform to the 2001 financial statement presentation.

Comprehensive Income - Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners, including, among other things, foreign currency translation and derivative hedging adjustments. The Company's total comprehensive income for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,

                                                           2001       2000
                                                        -------     ------

     Net income                                         $ 1,768     $1,174
     Cumulative effect attributable to adoption of
        SFAS No. 133                                     (2,699)        --
     Hedge accounting for derivative instruments            622         --
     Foreign currency translation adjustment             (1,162)      (189)
                                                        -------     ------
     Total comprehensive income                         $(1,471)    $  985
                                                        =======     ======

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The accumulated balance of other comprehensive loss related to cash flow hedges is as follows (in thousands):

     Balance at December 31, 2000               $      -
     Cumulative effect of accounting charge        (2,669)
     Net losses on cash flow hedges                   (79)
     Reclassification adjustments                     904
                                                ---------
     Balance at March 31, 2001                  $  (1,844)
                                                =========

NOTE 2.  BANKRUPTCY FILING

  On October 29, 1999, the Company and its Debtor Subsidiaries, which excluded its Canadian subsidiary, Neutrino Resources, Inc. ("Neutrino"), filed voluntary petitions for relief under the Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filings were made in the U.S. Bankruptcy Court for the Southern District of Texas, Victoria Division. The Company and its Debtor Subsidiaries emerged from bankruptcy on August 1, 2000. All debts of the Company and its Debtor Subsidiaries as of the Petition Date were stayed by the bankruptcy petitions and were subject to compromise pursuant to such proceedings until the Effective Date. The Company and its Debtor Subsidiaries operated as debtors-in-possession subject to the Bankruptcy Court's supervision and orders. The proceedings of the Company and its Debtor Subsidiaries were consolidated for administrative purposes.

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

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Pursuant to the provisions of SOP 90-7, the Company did not adopt fresh-start reporting upon its emergence from Bankruptcy. Based on the closing price of the Company's common stock on the Modified Plan confirmation date (July 21, 2000), the satisfaction of the $41.4 million debentures and accrued interest of $1.6 million through the issuance of 9,536,422 shares of the Company's common stock, par value $0.01, per share and cash of $5 million resulted in an extraordinary gain of approximately $8.3 million, which was reflected in the December 31, 2000 statement of operations. In addition, the $616,000 fair value of the warrants issued was charged to bankruptcy expenses during 2000.

NOTE 3.  DIVESTITURES

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

Pro forma

  The following table summarizes the pro forma (unaudited) results (stated in thousands, except per share data), of the Company as though the disposition of Inverness/Swan Hills in March 2000 had occurred on January 1, 2000.

                                                                             THREE MONTHS ENDED
                                                                               MARCH 31, 2000
                                                                             ------------------
                                                                                 (unaudited)
                                                                   (in thousands, except per share data)
Revenues.........................................................                   $6,660
Net income.......................................................                   $  937
Net income per share-basic and diluted...........................                   $  .36

  The preceding pro forma results are not necessarily indicative of those that would have occurred had the divestitures taken place at the beginning of 2000.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


NOTE 4.  DEBT

  Debt consisted of the following (in thousands):

                                               MARCH 31,  DECEMBER 31,
                                                  2001        2000
                                               ---------  ------------

Domestic Credit Facility                        $13,582     $14,282
Canadian Credit Facility (U.S. Dollar             1,269       2,532
                                                -------     -------
 Total indebtedness                             $14,851     $16,814
                                                =======     =======

  On August 23, 2000, the Company entered into a new credit facility ("Domestic Credit Facility") with a domestic lender in the principal amount of up to $30,000,000. At March 31, 2001, the Domestic Credit Facility provides for a borrowing base of $17,350,000 and matures on August 23, 2003. Beginning May 1, 2001, the borrowing base will decrease $300,000 each month until the borrowing base redetermination has been completed. Proceeds from the Domestic Credit Facility were used to repay the prior domestic facility as provided in the Modified Plan. The obligations under the Domestic Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Domestic Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company, including working capital, tangible net worth and cash flow coverage covenants. At March 31, 2001, the outstanding borrowing was $13,582,512. On May 7, 2001 outstanding borrowings under the Domestic Credit Facility were $12,982,512 with borrowing availability of $4,067,488. Outstanding principal under the Domestic Credit Facility bears interest at the Bank Index Rate plus 0.5% (8.5% at March 31,
2001) to the extent of the borrowing base utilized. The borrowing base is redetermined semi-annually in May and November at the sole discretion of the domestic lender. The Company may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

   On August 29, 2000, Neutrino repaid its prior Canadian credit facility and entered into a new loan facility in the principal amount of up to US $30,000,000 loan facility (the "Canadian Credit Facility") with a Bank One Canada. At March 31, 2001 the borrowing base under the Canadian Credit Facility is US $9,890,000 and is due August 29, 2003. Beginning May 1, 2001, the borrowing base will decrease US $225,000 each month until the borrowing base redetermination has been completed. At March 31, 2001, outstanding borrowings under the Canadian Credit Facility were US $1,268,794. The Canadian Credit Facility is secured by substantially all of Neutrino's assets and guaranteed by the Company. On May 7, 2001, outstanding borrowings under the Canadian Credit Facility were US $1,268,794 (Cdn $2,000,000) with a borrowing availability of US $8,396,210 (Cdn $13,234,946). Outstanding principal under the Canadian Credit Facility bears interest at the bank's prime rate plus 0.5% (7.0% at March 31, 2001) to the extent of the borrowing base utilized. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including working capital, tangible net worth and cash flow coverage covenants. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations in May and November at the sole discretion of the Canadian lender. Neutrino may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

   On October 2, 1997, the Company issued $41,400,000 of 6.875% convertible subordinated debentures due on October 1, 2007. The debentures were convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $8.26 per share. Proceeds of the offering were used to reduce bank debt
and fund subsequent acquisitions.   Due to the bankruptcy filings on October 29,
1999, the Company was not in compliance with certain provisions of the debenture agreement at December 31, 1999. Pursuant to the Modified Plan, the debentures were extinguished and converted in exchange for $5 million in cash and approximately 78% of the common stock of the Company. Based on the closing price of $3.125 of the Company's common stock on the Modified Plan confirmation date, the exchange of the $41.4 million of debentures and accrued interest of approximately $1.6 million for $5 million in cash and 9,536,422 shares of common stock resulted in an extraordinary gain, net of tax, of $8,258,993 in the third quarter of 2000. See Note 2-- Bankruptcy Filing.

                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


NOTE 5.  RESTRUCTURING AND BANKRUPTCY COSTS

  The Company incurred restructuring and bankruptcy costs of approximately $484,000 and $852,000 during the three months ended March 31, 2001 and 2000, respectively, and $4,790,000 during the year-ended December 31, 2000, primarily related to legal, accounting and financial advisory services rendered in connection with the bankruptcy. The Company earned interest income of approximately $90,000 during the year ended December 31, 2000 that it would not have but for the bankruptcy proceeding. In addition, the Company incurred restructuring costs of approximately $454,000 during the three months ended March 31, 2001 and $720,000 during the year-ended December 31, 2000, primarily related to legal, accounting and financial advisory services rendered in connection with the restructuring and proposed merger. See Note 2 - Bankruptcy Filing and Merger Agreement.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

  As of March 31, 2001, the Company has in place the following crude oil and natural gas costless collars:

Oil Hedges
                                                                                    U.S.  $
                                                                                   NYMEX WTI
                                                                              Monthly -------------
  Period                                                          Total Bbl     Bbl      Floor     Cap
                                                                  ---------   -------   -------  -------
  United States
   Apr-01--Dec-01.............................................      97,600     10,844    $22.00   $32.20
   Jan-02--Sep-02.............................................      88,200      9,800    $22.00   $25.60

  Canada
   Apr-01--Dec-01.............................................      81,400     9,044     $22.00   $33.30
   Jan-02--Sep-02.............................................      70,300     7,811     $22.00   $27.00

Gas Hedges
                                                                                        U.S.  $
                                                                                      Houston Ship
                                                                                         Channel
                                                                    Total     Monthly  ----------
                                                                    Mmbtu      Mmbtu     Floor     Cap
                                                                  ---------   -------   -------  -------
   United States
    Apr-01--Oct-01............................................     600,000     85,714    $ 2.75   $ 4.98
    Nov-01--Mar-02 ...........................................     378,000     75,600    $ 2.75   $ 4.85
    Apr-02--Oct-02  ..........................................     466,000     66,571    $ 2.75   $ 3.80


                                                                                         CDN $ Alberta
                                                                                           Spot-AECO
                                                                   Total        Monthly   -----------
                                                                 Gigajoules   Gigajoules     Floor      Cap
                                                                 ----------   ----------    -------   --------
   Canada
    Apr-01--Sep-02............................................     900,000      50,000      $ 4.05     $ 6.15


                 SOUTHERN MINERAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


  As discussed in Note 1, the Company began accounting for the collars, which have been designated as cash flow hedges, in accordance with SFAS No. 133. As a result, changes in the fair value of these cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings, and any change in fair value resulting in ineffectiveness is recognized immediately in earnings. During the quarter ended March 31, 2001, the Company recognized losses of $701,000, included in oil and gas revenues, on the oil and gas collars. In addition, losses amounting to $203,000 attributable to hedge ineffectiveness were included in other income (expense) for the current quarter. The Company expects to transfer approximately $1,485,000 of the balance in accumulated other comprehensive income to earnings over the next twelve months.

  At March 31, 2001, the Company held an interest rate swap that was originally intended to hedge the variability of interest expense associated with the Company's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Cdn $15 million. The interest rate swap does not qualify for hedge accounting at March 31, 2001 and the Company has recorded the swap's fair value of $285,000 as a liability and recorded an expense for the three months ended March 31, 2001 of $190,000.

NOTE 7. MERGER AGREEMENT

  The Company and PetroCorp Incorporated announced on December 22, 2000 that they have executed a definitive agreement regarding the Company's merger into PetroCorp. In the merger, shareholders of the Company will, at their election, receive for each share of Southern Mineral stock $4.71 cash, PetroCorp common stock or a combination of cash and stock, subject to certain adjustments. In connection with the merger, PetroCorp will not be obligated to issue more than four million shares of common stock. The merger is subject to customary conditions to closing, including the election of shareholders to receive at least three million shares of PetroCorp stock as long as these conditions are satisfied or waived by PetroCorp. The transaction is anticipated to close by May 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Southern Mineral has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowing, issuance of common stock and debt securities, and the sale of assets.

  Southern Minerals's cash flow provided by operating activities for the three months ended March 31, 2001 and 2000 was $4,397,000 and $4,120,000, respectively. Additional cash from the sale of assets was received in the amount of $9,335,000 during the three months ended March 31, 2000.

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

  On August 23, 2000, the Company entered into a new credit facility ("Domestic Credit Facility") with a domestic lender in the principal amount of up to $30,000,000. At March 31, 2001, the Domestic Credit Facility provides for a borrowing base of $17,350,000 and matures on August 23, 2003. Beginning May 1, 2001, the borrowing base will decrease $300,000 each month until the borrowing base redetermination has been completed. Proceeds from the Domestic Credit Facility were used to repay the prior domestic facility as provided in the Modified Plan. The obligations under the Domestic Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries other than Neutrino. The Domestic Credit Facility prohibits the payment of dividends and contains covenants relating to the financial condition of the Company, including working capital, tangible net worth and cash flow coverage covenants. At March 31, 2001, the outstanding borrowing was $13,582,512. On May 7, 2001 outstanding borrowings under the Domestic Credit Facility were $12,982,512 with borrowing availability of $4,067,488. Outstanding principal under the Domestic Credit Facility bears interest at the Bank Index Rate plus 0.5% (8.5% at March 31, 2001) to the extent of the borrowing base utilized. The borrowing base is redetermined semi-annually in May and November at the sole discretion of the domestic lender. The Company may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

  On August 29, 2000, Neutrino repaid its prior Canadian credit facility and entered into a new loan facility in the principal amount of up to US $30,000,000 loan facility (the "Canadian Credit Facility") with a Bank One Canada. At March 31, 2001 the borrowing base under the Canadian Credit Facility is US $9,890,000 and is due August 29, 2003. Beginning May 1, 2001, the borrowing base will decrease US $225,000 each month until the borrowing base redetermination has been completed. At March 31, 2001, outstanding borrowings under the Canadian Credit Facility were US $1,268,794. The Canadian Credit Facility is secured by substantially all of Neutrino's assets and guaranteed by the Company. On May 7, 2001, outstanding borrowings under the Canadian Credit Facility were US $1,268,794 (Cdn $2,000,000) with a borrowing availability of US $8,396,210 (Cdn $13,234,946). Outstanding principal under the Canadian Credit Facility bears interest at the bank's prime rate plus 0.5% (7.0% at March 31, 2001) to the extent of the borrowing base utilized. The Canadian Credit Facility contains certain covenants relating to the financial condition of Neutrino, including working capital, tangible net worth and cash flow coverage covenants. The borrowing base under the Canadian Credit Facility is subject to semi-annual redeterminations beginning November 2000. The borrowing base is redetermined semi-annually in May and November at the sole discretion of the Canadian lender. Neutrino may request four additional borrowing base redeterminations during any calendar year except that no more than one redetermination will be made each calendar quarter.

  Southern Mineral did not declare dividends in the years ended December 31, 2000 and 1999. Southern Mineral does not expect, under its existing capital structure, to be able to pay dividends for the foreseeable future. Payment of dividends is currently prohibited by the terms of Southern Mineral's domestic credit facility.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001
AS COMPARED TO THE QUARTER ENDED MARCH 31, 2000

  Oil and gas revenues for the quarter ended March 31, 2001 were $8,827,000 compared to oil and gas revenues of $7,412,000 for the same period in 2000. Oil and NGL production decreased 24.4% to 148,037 barrels and natural gas production decreased 14.7% to 824 MMcf in the first quarter of 2001 compared to the first quarter of 2000. The lower production levels in the first quarter of 2001 are due primarily to the sale of properties in the first quarter of 2000, offset by new production from development drilling on proven prospects. Increases in natural gas prices more than offset the impact of the lower volumes.

  The average realized oil and NGL price decreased 6.4% from $25.72 per barrel in the first quarter of 2000 to $24.09 in the first quarter of 2001. Average realized natural gas prices increased 154% to $6.00 per Mcf during the first quarter of 2001 compared to $2.36 per Mcf in same period a year earlier.

  During the first quarter of 2000, the Company completed its sale of its interests in Inverness/Swan Hill properties in Canada, which were primarily oil properties. The loss on the sale of these assets was recognized as impairment to the properties carrying value in 1999. The proceeds from asset sales in the first quarter of 2000 were used to reduce bank indebtedness and for other corporate purposes.

  First quarter 2001 production costs, including production and ad valorem taxes, increased 5.8% to $2,088,000 compared to $1,973,000 in the first quarter of 2000. On an energy equivalent unit basis, production costs rose 32.3% quarter-over-quarter resulting primarily from non-reccurring workovers and other operations.

  General and administrative expenses were $972,000 in the first quarter of 2001, a 62% increase from $601,000 in the prior year's first quarter, primarily related to the classification of certain professional fees in 2000 as restructuring and bankruptcy costs during the pendency of the Company's bankruptcy proceedings. On an energy equivalent unit basis, costs increased 102% from the first quarter of 2000 to the same period in 2001.

  Depreciation, depletion and amortization ("DD&A") decreased 4.8% to $1,825,000 in the first quarter of 2001 compared to $1,918,000 in 2000. On a unit of equivalent production basis, DD&A increased 19.3% to $1.07 per Mcfe from $0.89 per Mcfe.

  Restructuring and bankruptcy costs were $852,000 in the first quarter of 2000 compared to $484,000 in 2001. The bankruptcy costs in 2000 were charged to expense pursuant to SOP 90-7. The costs in 2001 were primarily related to the proposed merger.

  Interest and debt expense in the quarter ended March 31, 2001 was $621,000 compared to $557,000 in the same period in 2000. The increase primarily reflects the reduced indebtedness outstanding offset by the mark-to-market non-cash provision related to the Company's Canadian interest rate swaps.

  Tax provision in the first quarter 2001 was $846,000 compared to $191,000 in the same period in 2000. The increase in tax provision primarily reflects increased pre-tax income from the Company's Canadian operations in the first quarter of 2001 compared to in the same period in 2000 and state income tax liability associated with the Company's U. S. operations in 2001.

  Adoption of Statement of Financial Accounting Standards No. 133, at January 1, 2001, resulted in the recognition of $197,000 of derivative assets and $3.3 million of derivative liabilities on the Company's balance sheet and $2.7 million, net of taxes, of hedging losses included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle. Amounts are determined as of January 1, 2001 based on market quotes and the Company's portfolio of derivative instruments. During the quarter ended March 31, 2001, the Company recognized losses of $701,000, included in oil and gas revenues, on the oil and gas collars. In addition, losses amounting to $203,000 attributable to hedge ineffectiveness were included in other income (expense) for the current quarter.

  The Company recorded net income of $1,768,000, or $0.14 per basic share, for the quarter ended March 31, 2001 compared to $1,174,000 or $0.45 per basic share for the quarter ended March 31, 2000.

DEFINITIONS

   As used herein:

     Thousand cubic feet ("Mcf")
     Million cubic feet ("MMcf")
     Natural gas liquids ("NGL")
     Energy Equivalents Units (1 barrel of liquids = 6 Mcf of natural gas) Thousand cubic feet of gas equivalent ("Mcfe")
     One gigajoule equals 1.055 MMbtu

RECENT ACCOUNTING PRONOUNCEMENTS

  Change in Accounting Method - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to a variety of market risks including the potential for adverse changes in oil and gas prices, foreign currency exchange rates and interest rates. There have been no material changes to the Company's disclosures about market risk from those contained in its annual report
Form 10-K, as amended, for the year ended December 31, 2000. See Note 6 to the Financial Statements in the annual report on Form 10-K which is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is involved in several lawsuits arising in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect in the aggregate on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

       None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

            (a)  EXHIBITS:



REPORT ON FORM 8-K:

       None

                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHERN MINERAL CORPORATION


Date: May 14, 2001            By   /s/ Michael E. Luttrell
                                 ------------------------------------
                                   Michael E. Luttrell
                                   Vice President-Finance and CFO